Form 10-Q
period 1997-06-30
CCA PRISON REALTY TRUST
filed 1997-08-25
CIK 1037114

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended: June 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From _____ to _____

                         Commission File Number: 1-13049

                             CCA PRISON REALTY TRUST
       (Exact name of Registrant as specified in its declaration of trust)


            Maryland                                      62-1689525
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         2200 Abbott Martin Road, Suite 201, Nashville, Tennessee 37215
             (Address and zip code of principal executive offices)

                                 (615) 460-7452
              (Registrant's telephone number, including area code)

                                 Not Applicable
               (Former name, former address and former fiscal year
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No x
                                             ---   ---

                                   21,576,000
 (Outstanding shares of the issuer's common shares, $0.01 par value per share, as of August 15, 1997)


--------------------------------------------------------------------------------

                             CCA PRISON REALTY TRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statement.                                        2
                  Balance Sheet as of June 30, 1997                           2
                  Notes to Balance Sheet                                    2-3

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      4-9

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk.                                          9

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.                                         10

         Item 2.  Changes in Securities.                                     10

         Item 3.  Defaults upon Senior Securities.                           10

         Item 4.  Submission of Matters to a Vote of Security Holders.       10

         Item 5.  Other Information.                                         10

         Item 6.  Exhibits and Reports on Form 8-K.                          10

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS.

                             CCA PRISON REALTY TRUST
                  (A MARYLAND REAL ESTATE INVESTMENT TRUST)
                                  BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)




                                     ASSETS:
Cash and cash equivalents                                                    $    1,000
                                                                            ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY:

Accrued expenses                                                             $1,250,000
Shareholders' equity:
         Preferred shares, $.01 par value; 10,000,000 shares authorized;
         none outstanding                                                    $      --
Common shares, $.01 par value; 90,000,000 shares authorized;
         1,000 shares issued and outstanding                                      1,000
Additional paid in capital                                                   (1,250,000)
                                                                             ----------
                                                                            ($1,249,000)
                                                                             ----------
                                                                             $    1,000
                                                                             ==========



       The accompanying notes are an integral part of this balance sheet.

                             CCA PRISON REALTY TRUST
                    (A MARYLAND REAL ESTATE INVESTMENT TRUST)
                             NOTES TO BALANCE SHEET
                                  JUNE 30, 1997


1.       ORGANIZATION AND OPERATIONS

         CCA Prison Realty Trust (the "Company") was formed April 23, 1997 as a Maryland real estate investment trust. The Company has had no operations through June 30, 1997 but has issued 1,000 common shares $0.01 par value per share of the Company (the "Common Shares") to a founding shareholder.

         As operations of the Company have not commenced, there are no statements of operations or cash flows for the period ended June 30, 1997, and, accordingly, no such statements are presented. The Company has incurred substantial expenses in the organizational period which will be paid in conjunction with the formation transactions as described in note 4. The estimated liability for organizational costs and the corresponding reduction to the Company's capital account is $1,250,000; no effect on current year operations is anticipated from these liabilities. The Balance Sheet has been prepared by the Company in accordance with the accounting policies described in its Registration Statement on Form S-11 and should be read in conjunction with the notes thereto.

        In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position at June 30, 1997 have been made.

2.       FEDERAL INCOME TAXES

         At the earliest possible date, the Company plans to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended and, accordingly, will not be subject to federal income taxes on amounts distributed to shareholders provided that it distributes at least 95% of its real estate investment trust taxable income and meets certain other requirements.

3.       PREFERRED SHARES

         No preferred shares $0.01 par value per share of the Company (the "Preferred Shares"), are outstanding. Preferred Shares may be issued from time to time without shareholder approval with terms and conditions established by the Board of Trustees of the Company.

4.       PRO FORMA RESULTS OF OPERATIONS

         In its Registration Statement on Form S-11 (Commission File No. 333-25727) filed with the Commission, the Company included certain pro forma results of operations which estimated the Company's financial position, as of the year ended December 31, 1996 and the three months ended March 31, 1997, as if the Company had completed the Offering and acquired the Facilities.

         The Company estimates that after giving effect to the Offering and the acquisition of the Initial Facilities and the Northeast Ohio Option Facility, revenues would have been $41.2 million for the year ended December 31, 1996 and $10.3 million for the three months ended March 31, 1997. Net income would have been $28.5 million or $1.51 per share for the year ended December 31, 1996, and $7.1 million or $0.38 per share for the three months ended March 31, 1997. Depreciation, amortization and other non-cash expenses would have been $10.5 million for the year ended December 31, 1996 and $2.6 million for the three months ended March 31, 1997, respectively.


5.       SUBSEQUENT EVENTS

         In July 1997, the Company raised net proceeds of approximately $417 million in its initial public offering (the "Offering") and consummated the transactions described below (collectively, the "Formation Transactions"). In the Offering the Company sold 21,275,000 of its Common Shares, (including 2,775,000 Common Shares sold upon the exercise in full of the underwriters' over-allotment option).

         On July 18, 1997, the Company acquired the following nine correctional and detention facilities (the "Initial Facilities") from CCA and certain of its subsidiaries for an aggregate purchase price of $308.1 million:

         (i)    Houston Processing Center, located in Houston, Texas;
         (ii)   Laredo Processing Center, located in Laredo, Texas;
         (iii) Bridgeport Pre-Parole Transfer Facility, located in Bridgeport, Texas;
         (iv) Mineral Wells Pre-Parole Transfer Facility, located in Mineral Wells, Texas;
         (v)    West Tennessee Detention Facility, located in Mason, Tennessee;
         (vi)   Leavenworth Detention Center, located in Leavenworth, Kansas;
         (vii)  Eloy Detention Center, located in Eloy, Arizona;
         (viii) Central Arizona Detention Center, located in Florence, Arizona; and
         (ix)   T. Don Hutto Correctional Center, located in Taylor, Texas.

Additionally, on July 28, 1997, the Company exercised its option to purchase the Northeast Ohio Correctional Center, located in Youngstown, Ohio from CCA. The Company acquired the Northeast Ohio Correctional Center for a purchase price of $70.1 million, (the Northeast Ohio Correctional Center, along with the Limited Facilities, are sometimes referred to collectively as the "Facilities"). The Company purchased a 100% interest in the real property and all tangible personal property associated with each of the Facilities from CCA. The real and personal property associated with each of the Facilities was used by CCA in the ownership and operation of correctional and detention facilities. The Company will continue to use the property in the same manner by leasing each of the Facilities back to CCA who will use the property in the operation of correctional and detention facilities.

         Simultaneously with the acquisition of each of the Facilities by the Company, the Company entered into agreements with CCA to lease the Facilities back to CCA pursuant to long-term, non-cancelable triple net leases which require CCA to pay all operating expenses, taxes, insurance and other costs. All of the leases provide for base rent with certain annual escalations and have primary terms ranging from 10-12 years which may be extended at the fair market rates for three additional five-year periods upon the mutual agreement of the Company and CCA.

         Further, the Company has remaining options at any time during the three-year period following the acquisition of the Initial Facilities to purchase and leaseback any or all of four indentified, facilities from CCA or its subsidiaries for CCA's or such subsidiaries' cost of developing, constructing and equipping such facilities, plus 5% of such costs, aggregating approximately $149.5 million. In addition, the Company has an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility. The obligations of CCA under the Leases are cross-defaulted to each of the other Leases with respect to payment defaults and certain other defaults. Each Lease (and any future lease with CCA) may be terminated by the Company, at its option, at any time after the first five years of the lease, upon 18 months written notice to CCA. Finally, contemporaneously with the closing of the Offering, the Company entered into a $150 million bank credit facility (the "Bank Credit Facility") from a group of banks led by First Union National Bank of Tennessee.

         The Company will be dependent on CCA for its initial revenues. Also, due to the nature of the business and the contractual relationships with CCA, including the operating leases, the Company's ability to be successful is dependent on a number of factors, including key personnel, continuing qualification as a REIT and continued availability of financial resources.

5. SUBSEQUENT EVENTS

         In July 1997, the Company raised net proceeds of approximately $417 million in its initial public offering (the "Offering") and consummated the transactions described below (collectively, the "Formation Transactions"). In the Offering the Company sold 21,275,000 of its common shares, $0.01 par value per share (including 2,775,000 shares sold upon the exercise in full of the underwriters' over-allotment option).

         On July 18, 1977, the Company acquired the following nine correctional and detention facilities (the "Initial Facilities") from CCA and certain of its subsidiaries for an aggregate purchase price of $308.1 million:

        (i)    Houston Processing Center located in Houston, Texas;
        (ii)   Laredo Processing Center located in Laredo, Texas;
        (iii) Brideport Pre-Parole Transfer Facility, located in Bridgeport, Texas;
        (iv) Mineral Wells Pre-Parole Transfer Facility, located in Mineral Wells, Texas;
        (v)    West Tennessee Detention Facility, located in Mason, Tennessee;
        (vi)   Leavenworth Detention Center, located in Leavenworth, Kansas;
        (vii)  Eloy Detention Center, located in Eloy, Arizona;
        (viii) Central Arizona Detention Center, located in Florence, Arizona;
and
        (ix)   T. Don Hutto Correctional Center, located in Taylor, Texas.

Additionally, on July 28, 1997, the Company exercised its option to purchase the Northeast Ohio Correctional Center, located in Youngstown, Ohio from CCA. The Company acquired the Northeast Ohio Correctional Center from CCA for a purchase price of $70.1 million. The Company purchased a 100% interest in the real property and all tangible personal property associated with each of the facilities from CCA. The real and personal property associated with each of the Facilities was used by CCA in the ownership and operation of correctional and detention facilities. The Company will continue to use the property in the same manner by leasing each of the Facilities back to CCA who will use the property in the operation of correctional and detention facilities. The source of funds for the purchase price of the facilities from CCA was from proceeds of the Company's sale of an aggregate of 21,275,000 common shares in its initial public offering.

        Simultaneously with the acquisition of each of the facilities by the Company, the Company entered into agreements with CCA to lease the facilities back to CCA pursuant to long-term, non-cancelable triple net leases which require CCA to pay all operating expenses, taxes, insurance and other costs. All of the leases provide for base rent with certain annual escalations and have primary terms ranging from 10-12 years which may be extended at the fair market rates for three additional five-year periods upon the mutual agreement of the Company and CCA.

        Further, the Company has remaining options at any time during the three-year period following the acquisition of the facilities to purchase any or all of four identified, remaining option facilities from CCA or its subsidiaries for CCA's costs of developing, constructing and equipping such facilities, plus 5% of such costs, aggregating approximately $149.5 million. In addition, the Company has an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the Service Commencement Date (as defined in the Company's Registration Statement on Form S-11, Registration No. 333-25727) with respect to such facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         CCA Prison Realty Trust (the "Company") was formed as a Maryland real estate investment trust on April 23, 1997. The Company had no operations for the period ended June 30, 1997 See "-- Results of Operations." The Company is a self-administered real estate investment trust ("REIT") formed to capitalize on the opportunities created by the increased demand for private correctional and detention facilities. The Company expects to qualify as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 1997.

         The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators, including affiliates of the sellers. The Company intends to initially focus its investments on privately-managed facilities that are owned and operated by Corrections Corporation of America, a Tennessee corporation ("CCA"), or its subsidiaries. However, the Company will also pursue other opportunities, including acquisitions and lease backs of, or financings for, correctional facilities owned and operated by various government entities and private operators other than CCA or its subsidiaries. Substantially all of the Company's initial revenues are expected to be derived from: (i) rents received under triple net leases of correctional and detention facilities; and
(ii) interest earned from the temporary investment of funds in short-term investments.

         The Company will incur operating and administrative expenses including, principally, compensation expense for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company will be self-administered and managed by its executive officers and staff, and will not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company will engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company will be the depreciation of its correctional and detention facilities.

         The Company also expects to leverage its portfolio of real estate equity investments and will incur long and short-term indebtedness, and related interest expense, from time to time.

         The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Code of 1986, as amended (the "Code"), and, in general, in amounts exceeding taxable income. The Company's ability to make distributions will depend upon its Cash Available or Distribution (defined generally as net income (loss) (computed in accordance with generally accepted accounting principles) of the Company plus depreciation and amortization minus capital expenditures and principal payments on indebtedness).

SUBSEQUENT EVENTS

         In July 1997, the Company raised net proceeds of approximately
$417.7 million in its initial public offering (the "Offering") and used a portion of such proceeds to consummate the transactions described below (collectively, the "Formation Transactions"). In the Offering the Company sold 21,275,000 of its Common Shares, $0.01 par value per share (the "Common Shares") (including 2,775,000 Common Shares sold upon the exercise in full of the underwriters' over-allotment option).

         On July 18, 1997, the Company acquired the following nine correctional and detention facilities (the "Initial Facilities") from CCA and certain of its subsidiaries for an aggregate purchase price of $308.1 million:

         (i)      Houston Processing Center located in Houston, Texas;
         (ii)     Laredo Processing Center located in Laredo, Texas;
         (iii) Bridgeport Pre-Parole Transfer Facility, located in Bridgeport, Texas;
         (iv) Mineral Wells Pre-Parole Transfer Facility, located in Mineral Wells, Texas;
         (v)      West Tennessee Detention Facility, located in Mason,
                  Tennessee;
         (vi)     Leavenworth Detention Center, located in Leavenworth, Kansas;
         (vii)    Eloy Detention Center, located in Eloy, Arizona;
         (viii) Central Arizona Detention Center, located in Florence, Arizona; and
         (ix)     T. Don Hutto Correctional Center, located in Taylor, Texas.

Additionally, on July 28, 1997, the Company exercised its option to purchase the Northeast Ohio Correctional Center, located in Youngstown, Ohio from CCA. The Company acquired the Northeast Ohio Correctional Center from CCA for a purchase price of $70.1 million (the Northeast Ohio Correctional Center, along with the Initial Facilities, are sometimes referred to collectively as, the "Facilities"). The Company purchased a 100% interest in the real property and all tangible personal property associated with each of the Facilities from CCA. The real and personal property associated with each of the Facilities was used by CCA in the ownership and operation of correctional and detention facilities. The Company will continue to use the property in the same manner by leasing each of the Facilities back to CCA who will use the property in the operation of correctional and detention facilities.

         Further, the Company has remaining options at any time during the three-year period following the acquisition of the Initial Facilities to purchase and leaseback any or all of four identified correctional and detention facilities from CCA or its subsidiaries for CCA's or such subsidiaries' costs of developing, constructing and equipping such facilities, plus 5% of such costs, aggregating approximately $149.5 million (the "Option Facilities"). In addition, the Company has an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility. As a result of these transactions, the Company and CCA will have several ongoing relationships, some of which could give rise to possible conflicts of interest.

         Simultaneously with the acquisition of each of the Facilities by the Company, the Company entered into agreements with CCA to lease the Facilities back to CCA pursuant to long-term, non-cancelable triple net leases (the "Leases"), which require CCA to pay all operating expenses, taxes, insurance and other costs. All of the leases provide for base rent with certain annual escalations and have primary terms ranging from 10-12 years which may be extended at the fair market rates for three additional five-year periods upon the mutual agreement of the Company and CCA. The obligations of CCA under the Leases are cross-defaulted to each of the other Leases with respect to payment defaults and certain other defaults. Each Lease (and any future lease with CCA) may be terminated by the Company, at its option, at any time after the first five years of the lease, upon 18 months written notice to CCA.

         Finally, contemporaneously with the closing of the Offering, the Company entered into a $150 million bank credit facility (the "Bank Credit Facility") from a group of banks led by First Union National Bank of Tennessee.

RESULTS OF OPERATIONS

         The Company had no operations for the period ending June 30, 1997. As of June 30, 1997, the Company did incur $1.25 million of accrued expenses in connection with the Offering. The Company's future results of operations will depend upon the financial performance of the Facilities, the Company's ability to acquire other correctional and detention facilities, and the terms of any subsequent investments the Company may make.

PRO FORMA RESULTS OF OPERATIONS

         In its Registration Statement on Form S-11 (Commission File No. 333-25727) filed with the Commission, the Company included certain pro forma results of operations which estimated the Company's financial position, as of the year ended December 31, 1996 and the three months ended March 31, 1997, as if the Company had completed the Offering and acquired the Facilities.

         The Company estimates that after giving effect to the Offering and the acquisition of the Initial Facilities and the Northeast Ohio Option Facility, revenues would have been $41.2 million for the year ended December 31, 1996 and $10.3 million for the three months ended March 31, 1997. Net income would have been $28.5 million or $1.51 per share for the year ended December 31, 1996, and $7.1 million or $0.38 per share for the three months ended March 31, 1997. Depreciation, amortization and other non-cash expenses would have been $10.5 million for the year ended December 31, 1996 and $2.6 million for the three months ended March 31, 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that its initial working capital and cash from operations, together with the Bank Credit Facility, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, and acquisitions and allow distributions to the Company's shareholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax.

         In order to qualify as a REIT for federal income tax purposes, the Company will be required to make substantial distributions to its shareholders. The following factors, among others, will affect the Company's ability to make distributions and will influence the decisions of the Board of Trustees regarding distributions: (i) scheduled increases in base rent under the Leases with respect to the Facilities; and (ii) returns from short-term investments pending application of the net proceeds of the Offering. Although the Company will receive most of its rental payments on a monthly basis, it intends to make distributions quarterly. Amounts accumulated for distribution will be invested by the Company in short-term money market instruments.

         All facilities owned by the Company will be leased under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities.

         As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the Facilities during the terms of the respective Leases. The Company anticipates entering into similar leases with respect to all additional properties. After the terms of the respective leases expire, or in the event a lessee is unable to meet its obligations, the Company anticipates that any expenditures it might become responsible for in maintaining its facilities will be funded by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company's liquidity may be adversely affected.

         The Company may raise additional long-term capital by issuing, in public or private transactions, equity or debt securities, but the availability and terms of such issuance will depend upon the market and other conditions. The Company anticipates that as a result of its initially low debt to total capitalization and its intention to maintain a debt to total capitalization of 50% or less, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of the Facilities, the acquisition of additional properties, including the Option Facilities or, as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code.

         Acquisitions will be made subject to the investment objectives and policies to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Shares as consideration for such purchases.

INFLATION

         Management believes that inflation should not have a material adverse effect on the operating expenses of the Company because such expenses are relatively insignificant as a percentage of revenues. Because the Bank Credit Facility provides for a variable interest rate, inflation could have a material adverse effect on the Company's interest expense if interest rates increase substantially during any year. Accordingly, when appropriate, based on the then current interest rates, management may seek to replace the Bank Credit Facility with a credit facility that provides for a fixed interest rate.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         The preceding section, "Management's Discussions and Analysis of Financial Condition and Results of Operations," and other sections of this Quarterly Report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations or beliefs concerning future events, including, without limitation, statements containing the words, "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire high quality correctional and detention facilities; the expected availability other debt and equity financing to support the Company's future operating and capital requirements; financial performance; the planned acquisition and/or financing of correctional and detention facilities; the expected dividend distribution rate; the intended limit on the Company's level of consolidated indebtedness; the expected tax treatment of the Company's operations; and the Company's beliefs about continued growth in the corrections and detention industry. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

         Readers should carefully consider the various factors identified in the preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and elsewhere in this Quarterly Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions readers to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire quality correctional and detention facilities and to negotiate acceptable lease terms; the possibility that Company management lacks the skill to manage the Company's planned process of acquisitions and expansions; the potential conflicts of interest which may arise between the Company and CCA; the Company's lack of an operating history; the Company's lack of control over day-to-day operations and management over its facilities;
the possible adverse effect of changing economic conditions, including interest rate movements and changes in the corrections and detention industry market both locally and nationally; the effect of severe weather or natural disasters; and the effect of competitive pressures. Because of the foregoing factors, among others, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES.

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A. The following action was taken on May 9, 1997 by the written consent of James W. Phillips, the sole shareholder of the Company on such date, acting without a meeting:

         The Amended and Restated Declaration of Trust of the Company, as recommended by the Board of Trustees, was approved thereby amending the Company's original Declaration of Trust in order to enable the Company to list its common shares on the New York Stock Exchange.

         B. The following action was taken on May 12, 1997 by the written consent of James W. Phillips, the sole shareholder of the Company on such date, acting without a meeting:

         The CCA Prison Realty Trust 1997 Employee Share Incentive Plan and the CCA Prison Realty Trust Non-Employee Trustees' Share Option Plan were approved and adopted.


ITEM 5.           OTHER INFORMATION.

         Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         A.       EXHIBITS

         2 Agreement of Sale and Purchase between CCA Prison Realty Trust, a Maryland real estate investment trust (the "Company") and Corrections Corporation of America, a Tennessee corporation ("CCA") (previously filed as Exhibit 2 to the Company's Registration Statement on Form S-11 (Commission
                  File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         3.1 Amended and Restated Declaration of Trust of the Company (previously filed as

                  Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 1 (Filed June 16, 1997) and incorporated herein by reference).

         3.2 Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 1 (Filed June 16, 1997) and incorporated herein by reference).

         10.1 Option Agreement between the Company and CCA with respect to the Northeast Ohio Correctional Center (previously filed as
                  Exhibit 10.1(a) to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.2 Option Agreement between the Company and CCA with respect to the Torrance County Detention Facility (previously filed as
                  Exhibit 10.1(b) to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.3 Option Agreement between the Company and CCA with respect to the Southern Colorado Correctional Facility (previously filed as Exhibit 10.1(c) to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.4 Option Agreement between the Company and CCA with respect to the North Fork Correctional Facility (previously filed as
                  Exhibit 10.1(d) to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.5 Option Agreement between the Company and CCA with respect to the Whiteville Correctional Center (previously filed as
                  Exhibit 10.1(e) to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.6     Master Agreement to Lease between the Company and CCA.

         10.7 Lease Agreement between the Company and CCA with respect to the Houston Processing Center.

         10.8 Lease Agreement between the Company and CCA with respect to the Laredo Processing Center.

         10.9 Lease Agreement between the Company and CCA with respect to the Bridgeport Pre-Parole Transfer Facility.

         10.10 Lease Agreement between the Company and CCA with respect to the Mineral Wells Pre-Parole Transfer Facility.

         10.11 Lease Agreement between the Company and CCA with respect to the West Tennessee Detention Facility.

         10.12 Lease Agreement between the Company and CCA with respect to the Leavenworth Detention Center.

         10.13 Lease Agreement between the Company and CCA with respect to the Eloy Detention Center.

         10.14 Lease Agreement between the Company and CCA with respect to the Central Arizona Detention Center.

         10.15 Lease Agreement between the Company and CCA with respect to the T. Don Hutto Correctional Center.

         10.16 Right to Purchase Agreement between the Company and CCA (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.17    Trade Name Use Agreement between the Company and CCA.

         10.18 Lease Agreement between the Company and CCA with respect to the Northeast Ohio Correctional Facility (previously filed as
                  Exhibit 10.5 to the Company's Current Report on Form 8-K (Filed August 4, 1997) and incorporated by reference herein).

         10.19 Credit Agreement, by and among, the Company, various Lenders, First Union National Bank of Tennessee, as administrative agent, and Southtrust Bank, National Association, as co-agent.

         10.20 Security Agreement entered into by the Company in favor of First Union National Bank of Tennessee.

         10.21 Officer and Trustee Indemnification Agreement between the Company and its trustees and officers.

         10.22    Employment Agreement between J. Michael Quinlan and the
                  Company.

         10.23    Employment Agreement between D. Robert Crants, III and the
                  Company,

         10.24    Employment Agreement between Michael W. Devlin and the
                  Company.

         10.25    The Company's 1997 Employee Share Incentive Option Plan.

         10.26 The Company's Non-Employee Trustees' Share Option Plan, as amended.

         27       Financial Data Schedule. (for SEC use only)

         B.       REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1997. However, on August 4, 1997, the Company did file a Current Report on Form 8-K pursuant to Item 2 of such form, with respect to the purchase of 10 correctional and detention facilities from CCA. Certain financial statements of the Company were incorporated into the Form 8-K by reference to the Company's Prospectus filed with the Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended on July 15, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CCA PRISON REALTY TRUST



                                     /s/ Vida H. Carroll
                                    --------------------------------------------
                                    Vida H. Carroll
                                    Chief Financial Officer

Date: August 25, 1997

                                EXHIBIT INDEX


         2 Agreement of Sale and Purchase between CCA Prison Realty Trust, a Maryland real estate investment trust (the "Company") and Corrections Corporation of America, a Tennessee corporation ("CCA") (previously filed as Exhibit 2 to the Company's Registration Statement on Form S-11 (Commission
                  File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         3.1 Amended and Restated Declaration of Trust of the Company (previously filed as

                  Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 1 (Filed June 16, 1997) and incorporated herein by reference).

         3.2 Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 1 (Filed June 16, 1997) and incorporated herein by reference).

         10.1 Option Agreement between the Company and CCA with respect to the Northeast Ohio Correctional Center (previously filed as
                  Exhibit 10.1(a) to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.2 Option Agreement between the Company and CCA with respect to the Torrance County Detention Facility (previously filed as
                  Exhibit 10.1(b) to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.3 Option Agreement between the Company and CCA with respect to the Southern Colorado Correctional Facility (previously filed as Exhibit 10.1(c) to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.4 Option Agreement between the Company and CCA with respect to the North Fork Correctional Facility (previously filed as
                  Exhibit 10.1(d) to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.5 Option Agreement between the Company and CCA with respect to the Whiteville Correctional Center (previously filed as
                  Exhibit 10.1(e) to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.6     Master Agreement to Lease between the Company and CCA.

         10.7 Lease Agreement between the Company and CCA with respect to the Houston Processing Center.

         10.8 Lease Agreement between the Company and CCA with respect to the Laredo Processing Center.

         10.9 Lease Agreement between the Company and CCA with respect to the Bridgeport Pre-Parole Transfer Facility.

         10.10 Lease Agreement between the Company and CCA with respect to the Mineral Wells Pre-Parole Transfer Facility.

         10.11 Lease Agreement between the Company and CCA with respect to the West Tennessee Detention Facility.

         10.12 Lease Agreement between the Company and CCA with respect to the Leavenworth Detention Center.

         10.13 Lease Agreement between the Company and CCA with respect to the Eloy Detention Center.

         10.14 Lease Agreement between the Company and CCA with respect to the Central Arizona Detention Center.

         10.15 Lease Agreement between the Company and CCA with respect to the T. Don Hutto Correctional Center.

         10.16 Right to Purchase Agreement between the Company and CCA (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

         10.17    Trade Name Use Agreement between the Company and CCA.

         10.18 Lease Agreement between the Company and CCA with respect to the Northeast Ohio Correctional Facility (previously filed as
                  Exhibit 10.5 to the Company's Current Report on Form 8-K (Filed August 4, 1997) and incorporated by reference herein).

         10.19 Credit Agreement, by and among, the Company, various Lenders, First Union National Bank of Tennessee, as administrative agent, and Southtrust Bank, National Association, as co-agent.

         10.20 Security Agreement by the Company in favor of First Union National Bank of Tennessee.

         10.21 Officer and Trustee Indemnification Agreement between the Company and its trustees and officers.

         10.22    Employment Agreement between J. Michael Quinlan and the
                  Company.

         10.23    Employment Agreement between D. Robert Crants, III and the
                  Company,

         10.24    Employment Agreement between Michael W. Devlin and the
                  Company.

         10.25    The Company's 1997 Employee Share Incentive Option Plan.

         10.26 The Company's Non-Employee Trustees' Share Option Plan, as amended.

         27       Financial Data Schedule. (for SEC use only)