Form 10-Q/A
period 1997-06-30
CCA PRISON REALTY TRUST
filed 1997-08-26
CIK 1037114

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-Q/A

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

                             CCA PRISON REALTY TRUST
                                 FORM 10-Q/A
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statement.                                        2
                  Balance Sheet as of June 30, 1997                           2
                  Notes to Balance Sheet                                    3-4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     5-10

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk.                                         10

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.                                         11

         Item 2.  Changes in Securities.                                     11

         Item 3.  Defaults upon Senior Securities.                           11

         Item 4.  Submission of Matters to a Vote of Security Holders.       11

         Item 5.  Other Information.                                         11

         Item 6.  Exhibits and Reports on Form 8-K.                       11-14

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

             LIABILITIES AND SHAREHOLDERS' EQUITY:

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

                             CCA PRISON REALTY TRUST
                    (A MARYLAND REAL ESTATE INVESTMENT TRUST)
                             NOTES TO BALANCE SHEET
                                  JUNE 30, 1997


1.       ORGANIZATION AND OPERATIONS

         CCA Prison Realty Trust (the "Company") was formed April 23, 1997 as a Maryland real estate investment trust. The Company had no operations through June 30, 1997 but issued 1,000 common shares, $0.01 par value per share, of the Company (the "Common Shares") to a founding shareholder.

         As operations of the Company have not commenced, there are no statements of operations or cash flows for the period ended June 30, 1997, and, accordingly, no such statements are presented. The Company has incurred substantial expenses in the organizational period which will be paid in conjunction with the formation transactions as described in note 5. The estimated liability for organizational costs and the corresponding reduction to the Company's capital account is $1,250,000; no effect on current year operations is anticipated from these liabilities. The Balance Sheet has been prepared by the Company in accordance with the accounting policies described in its Registration Statement on Form S-11 (Commission File No. 333-25727) and should be read in conjunction with that document.

        In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 1997 have been made.

2.       FEDERAL INCOME TAXES

         At the earliest possible date, the Company plans to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and, accordingly, will not be subject to federal income taxes on amounts distributed to shareholders provided that it distributes at least 95% of its real estate investment trust taxable income and meets certain other requirements.

3.       PREFERRED SHARES

         No preferred shares are outstanding. Preferred Shares may be issued from time to time without shareholder approval with terms and conditions established by the Board of Trustees of the Company.

4.       PRO FORMA RESULTS OF OPERATIONS

         In its Registration Statement on Form S-11 (Commission File No. 333-25727) filed with the Commission, the Company included certain pro forma results of operations which estimated the Company's financial position, as of the year ended December 31, 1996 and the three months ended March 31, 1997, as if the Company had completed the Offering and acquired the Facilities at the beginning of such periods.

         In such Registration Statement, the Company estimated that after giving effect to the Offering (as hereinafter defined) and the acquisition of the Initial Facilities (as hereinafter defined) and the Northeast Ohio Option Facility, revenues would have been $41.2 million for the year ended December 31, 1996 and $10.3 million for the three months ended March 31, 1997. Net income would have been $28.5 million or $1.51 per share for the year ended December 31, 1996, and $7.1 million or $0.38 per share for the three months ended March 31, 1997. Depreciation, amortization and other non-cash expenses would have been $10.5 million for the year ended December 31, 1996 and $2.6 million for the three months ended March 31, 1997, respectively.

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

Additionally, on July 28, 1997, the Company exercised its option to purchase the Northeast Ohio Correctional Center, located in Youngstown, Ohio from CCA. The Company acquired the Northeast Ohio Correctional Center for a purchase price of $70.1 million, (the Northeast Ohio Correctional Center, along with the Initial Facilities, are sometimes referred to collectively as the "Facilities"). The Company purchased a 100% interest in the real property and all tangible personal property associated with each of the Facilities from CCA or its subsidiaries. The real and personal property associated with each of the Facilities was used by CCA or its subsidiaries in the ownership and operation of correctional and detention facilities. The Company will continue to use the property in the same manner by leasing each of the Facilities back to CCA who will use the property in the operation of correctional and detention facilities.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         CCA Prison Realty Trust (the "Company") was formed as a Maryland real estate investment trust on April 23, 1997. The Company had no operations for the period ended June 30, 1997. See "-- Results of Operations." The Company is a self-administered real estate investment trust ("REIT") formed to capitalize on the opportunities created by the increased demand for private correctional and detention facilities. The Company expects to qualify as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 1997.

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

RESULTS OF OPERATIONS

         The Company had no operations for the period ending June 30, 1997. As of June 30, 1997, the Company, however, had incurred $1.25 million of accrued organizational costs in connection with the Offering. The Company's future results of operations will depend upon the financial performance of the Facilities, the Company's ability to acquire other correctional and detention facilities, and the terms of any subsequent investments the Company may make.

PRO FORMA RESULTS OF OPERATIONS

         In its Registration Statement on Form S-11 (Commission File No. 333-25727) filed with the Commission, the Company included certain pro forma results of operations which estimated the Company's financial position, as of the year ended December 31, 1996 and the three months ended March 31, 1997, as if the Company had completed the Offering and acquired the Facilities at the beginning of such periods.

         In such Registration Statement, the Company estimated that after giving effect to the Offering and the acquisition of the Initial Facilities and the Northeast Ohio Option Facility, revenues would have been $41.2 million for the year ended December 31, 1996 and $10.3 million for the three months ended March 31, 1997. Net income would have been $28.5 million or $1.51 per share for the year ended December 31, 1996, and $7.1 million or $0.38 per share for the three months ended March 31, 1997. Depreciation, amortization and other non-cash expenses would have been $10.5 million for the year ended December 31, 1996 and $2.6 million for the three months ended March 31, 1997, respectively.


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

        *10.6     Master Agreement to Lease between the Company and CCA.

        *10.7 Lease Agreement between the Company and CCA with respect to the Houston Processing Center.

        *10.8 Lease Agreement between the Company and CCA with respect to the Laredo Processing Center.

        *10.9 Lease Agreement between the Company and CCA with respect to the Bridgeport Pre-Parole Transfer Facility.

        *10.10 Lease Agreement between the Company and CCA with respect to the Mineral Wells Pre-Parole Transfer Facility.

        *10.11 Lease Agreement between the Company and CCA with respect to the West Tennessee Detention Facility.

        *10.12 Lease Agreement between the Company and CCA with respect to the Leavenworth Detention Center.

        *10.13 Lease Agreement between the Company and CCA with respect to the Eloy Detention Center.

        *10.14 Lease Agreement between the Company and CCA with respect to the Central Arizona Detention Center.

        *10.15 Lease Agreement between the Company and CCA with respect to the T. Don Hutto Correctional Center.

         10.16 Right to Purchase Agreement between the Company and CCA (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

        *10.17    Trade Name Use Agreement between the Company and CCA.

         10.18 Lease Agreement between the Company and CCA with respect to the Northeast Ohio Correctional Facility (previously filed as
                  Exhibit 10.5 to the Company's Current Report on Form 8-K (Filed August 4, 1997) and incorporated by reference herein).

        *10.19 Credit Agreement, by and among, the Company, various Lenders, First Union National Bank of Tennessee, as administrative agent, and Southtrust Bank, National Association, as co-agent.

        *10.20 Security Agreement entered into by the Company in favor of First Union National Bank of Tennessee.

        *10.21 Officer and Trustee Indemnification Agreement between the Company and its trustees and officers.

        *10.22    Employment Agreement between J. Michael Quinlan and the
                  Company.

        *10.23    Employment Agreement between D. Robert Crants, III and the
                  Company,

        *10.24    Employment Agreement between Michael W. Devlin and the
                  Company.

        *10.25    The Company's 1997 Employee Share Incentive Option Plan.

        *10.26 The Company's Non-Employee Trustees' Share Option Plan, as amended.

        *27       Financial Data Schedule. (for SEC use only)



------------------
* Previously filed
                                       13

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CCA PRISON REALTY TRUST



                                     /s/ Vida H. Carroll
                                    --------------------------------------------
                                    Vida H. Carroll
                                    Chief Financial Officer

Date: August 26, 1997

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

        *10.6     Master Agreement to Lease between the Company and CCA.

        *10.7 Lease Agreement between the Company and CCA with respect to the Houston Processing Center.

        *10.8 Lease Agreement between the Company and CCA with respect to the Laredo Processing Center.

        *10.9 Lease Agreement between the Company and CCA with respect to the Bridgeport Pre-Parole Transfer Facility.

        *10.10 Lease Agreement between the Company and CCA with respect to the Mineral Wells Pre-Parole Transfer Facility.

        *10.11 Lease Agreement between the Company and CCA with respect to the West Tennessee Detention Facility.

        *10.12 Lease Agreement between the Company and CCA with respect to the Leavenworth Detention Center.

        *10.13 Lease Agreement between the Company and CCA with respect to the Eloy Detention Center.

        *10.14 Lease Agreement between the Company and CCA with respect to the Central Arizona Detention Center.

        *10.15 Lease Agreement between the Company and CCA with respect to the T. Don Hutto Correctional Center.

         10.16 Right to Purchase Agreement between the Company and CCA (previously filed as Exhibit*10.4 to the Company's Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).

        *10.17    Trade Name Use Agreement between the Company and CCA.

         10.18 Lease Agreement between the Company and CCA with respect to the Northeast Ohio Correctional Facility (previously filed as Exhibit*10.5 to the Company's Current Report on Form 8-K (Filed August 4, 1997) and incorporated by reference herein).

        *10.19 Credit Agreement, by and among, the Company, various Lenders, First Union National Bank of Tennessee, as administrative agent, and Southtrust Bank, National Association, as co-agent.

        *10.20 Security Agreement by the Company in favor of First Union National Bank of Tennessee.

        *10.21 Officer and Trustee Indemnification Agreement between the Company and its trustees and officers.

        *10.22    Employment Agreement between J. Michael Quinlan and the
                  Company.

        *10.23    Employment Agreement between D. Robert Crants, III and the
                  Company,

        *10.24    Employment Agreement between Michael W. Devlin and the
                  Company.

        *10.25    The Company's 1997 Employee Share Incentive Option Plan.

        *10.26 The Company's Non-Employee Trustees' Share Option Plan, as amended.

        *27       Financial Data Schedule. (for SEC use only)


------------
* Previously Filed