Form 10-Q
period 1997-09-30
CCA PRISON REALTY TRUST
filed 1997-11-13
CIK 1037114

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended: September 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From _____ to _____

                         Commission File Number: 1-13049

                             CCA PRISON REALTY TRUST
       (Exact name of Registrant as specified in its declaration of trust)

             Maryland                                    62-1689525
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)


          10 Burton Hills Blvd., Suite 100, Nashville, Tennessee 37215
             (Address and zip code of principal executive offices)


                                 (615) 263-0200
              (Registrant's telephone number, including area code)


         2200 Abbott Martin Road, Suite 201, Nashville, Tennessee 37215
                 (Former name, former address and former fiscal
                       year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                               -----      -----

                                   21,576,000
               (Outstanding shares of the issuer's common shares, $0.01 par value per share as of October 31, 1997)

================================================================================

                             CCA PRISON REALTY TRUST
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      INDEX

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                  Page
                                                                                ----
         Item 1.  Financial Statements

         a)    Consolidated Balance Sheets                                        3
               as of September 30, 1997 and April 23, 1997

         b)    Consolidated Statement of Income                                   4
               for the period from July 18, 1997 to September 30, 1997

         c)    Consolidated Statement of Cash Flows                               5
               for the period from July 18, 1997 to September 30, 1997

         d)    Notes to Consolidated Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of Financial              12
                  Condition and Results of Operations


         Item 3.  Quantitative and Qualitative Disclosures About                 16
                  Market Risk

PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                               17


SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.


                             CCA PRISON REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
           (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                SEPTEMBER 30,    APRIL 23,
                                                                                    1997           1997
ASSETS
REAL ESTATE PROPERTIES, AT COST
     CORRECTIONAL AND DETENTION FACILITIES                                        $ 381,539         $--
     LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                                (2,110)         --
                                                                                  ---------         ---
         NET REAL ESTATE PROPERTIES                                                 379,429          --

CASH AND CASH EQUIVALENTS                                                            41,714           1
OTHER ASSETS                                                                            425          --
                                                                                  ---------         ---
           TOTAL ASSETS                                                           $ 421,568         $ 1
                                                                                  =========         ===


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     DISTRIBUTIONS PAYABLE                                                        $   7,465         $--
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              184          --
                                                                                  ---------         ---
           TOTAL LIABILITIES                                                          7,649          --
                                                                                  ---------         ---

COMMITMENTS AND CONTINGENCIES                                                          --            --

SHAREHOLDERS' EQUITY
     PREFERRED SHARES, $.01 PAR VALUE; 10,000,000 SHARES AUTHORIZED;
          NONE OUTSTANDING                                                             --            --
     COMMON SHARES, $.01 PAR VALUE; 90,000,000 SHARES AUTHORIZED;
         21,576,000 AND 1,000 SHARES ISSUED AND OUTSTANDING , RESPECTIVELY              216          --
     CAPITAL IN EXCESS OF PAR VALUE                                                 414,841           1
     ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME                               (1,138)         --
                                                                                  ---------         ---
           TOTAL SHAREHOLDERS' EQUITY                                               413,919           1
                                                                                  ---------         ---
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 421,568         $ 1
                                                                                  =========         ===




   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             CCA PRISON REALTY TRUST
                        CONSOLIDATED STATEMENT OF INCOME
                 PERIOD FROM JULY 18, 1997 TO SEPTEMBER 30, 1997
           (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



REVENUES
  RENTAL                                                              $        8,293
  INTEREST                                                                       555
                                                                      --------------
                                                                               8,848
                                                                      --------------
EXPENSES
  DEPRECIATION AND AMORTIZATION                                                2,131
  GENERAL AND ADMINISTRATIVE                                                     390
                                                                      --------------
                                                                               2,521
                                                                      --------------

NET INCOME                                                            $        6,327
                                                                      ==============


NET INCOME PER SHARE                                                  $         0.29
                                                                      ==============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                             21,965,280
                                                                      ==============



DISTRIBUTION DECLARED PER COMMON SHARE OUTSTANDING                    $        0.346
                                                                      ==============












THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                             CCA PRISON REALTY TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   PERIOD JULY 18, 1997 TO SEPTEMBER 30, 1997
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME                                                                     $      6,327
     ADJUSTMENTS TO NET INCOME:
       DEPRECIATION OF REAL ESTATE ASSETS                                                  2,110
       AMORTIZATION OF INTANGIBLES                                                            21
     CHANGES IN ASSETS AND LIABILITIES:
       OTHER ASSETS                                                                         (134)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                 184
                                                                                    ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                       8,508
                                                                                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     ACQUISITION OF REAL ESTATE INVESTMENTS                                             (378,539)
                                                                                    ------------
           NET CASH USED IN INVESTING ACTIVITIES                                        (378,539)
                                                                                    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS FROM INITIAL PUBLIC OFFERING, NET OF OFFERING COSTS OF $3,445              412,056
     LOAN ORIGINATION COSTS                                                                 (311)
                                                                                    ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                     411,745
                                                                                    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 41,714
CASH AND CASH EQUIVALENTS, BEGINNING OF OPERATIONS                                             1
                                                                                    ------------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                           $     41,715
                                                                                    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
     INCREASE IN DISTRIBUTIONS PAYABLE                                              $      7,465
     REDUCTION IN SHAREHOLDERS' EQUITY THROUGH DISTRIBUTIONS
       TO SHAREHOLDERS                                                                    (7,465)
                                                                                    ------------
                                                                                    $     -
                                                                                    ============

     INCREASE IN REAL ESTATE PROPERTIES DUE TO
       CAPITALIZED DEVELOPMENT FEE PAID IN SHARES                                         (3,000)
     INCREASE IN SHAREHOLDERS' EQUITY THROUGH ISSUANCE OF
       DEVELOPMENT FEE SHARES                                                              3,000
                                                                                    ------------
                                                                                    $     -
                                                                                    ============



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                             CCA PRISON REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


1.  ORGANIZATION AND OPERATIONS

CCA Prison Realty Trust (the "Company"), a Maryland real estate investment trust, was formed April 23, 1997 to acquire, develop, and lease private and public correctional and detention facilities. The Company plans to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

On July 18, 1997, the Company commenced operations after completing an initial public offering of 21,275,000 common shares (including 2,775,000 shares issued as a result of the exercise of an over-allotment option by the underwriters) (the "Offering"). The 21,275,000 common shares were issued at an initial public offering price of $21.00, generating gross proceeds of $446,775,000. The aggregate proceeds to the Company, net of underwriters' discount and offering costs, were approximately $412,056,000.

The following transactions occurred simultaneously with the completion of the Offering (collectively, the "Formation Transactions"):

     - The Company acquired the following nine correctional and detention facilities (the"Initial Facilities") from Corrections Corporation of America and certain of its subsidiaries (collectively, "CCA") for an aggregate purchase price of $308.1 million:

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

           The Company purchased a 100% interest in the real property and all tangible personal property associated with each of the Initial Facilities from CCA. The real and personal property associated with each of the Initial Facilities was used by CCA in the ownership and operation of correctional and detention facilities. The Company will continue to use the property in the same manner by leasing each of the Initial Facilities back to CCA who will use the property in the operation of correctional and detention facilities.

     - The Company entered into agreements with CCA to lease the Initial Facilities back to CCA pursuant to long-term, non-cancelable triple net leases (the "Leases") which require CCA to pay all operating expenses, taxes, insurance and other costs. All of the Leases provide for initial, annual base rents which aggregate $33.9 million, with 4% annual escalations, and have primary terms ranging from 10-12 years which may be extended at the fair market rates for three additional five-year periods upon the mutual agreement of the Company and CCA. The obligations of CCA under the Leases are cross-defaulted to each of the other Leases with respect to payment defaults and certain other defaults.

     - The Company entered into option agreements with CCA (the "Option Agreements") pursuant to which the Company was granted the option to acquire and leaseback to CCA any or all of five option facilities (the "Option Facilities") from CCA at any time during the three-year period following the acquisition of the Initial Facilities for CCA's costs of developing, constructing and equipping such facilities, plus 5% of such costs, aggregating approximately $219.6 million. In addition, CCA granted the Company an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility.

     - D. Robert Crants, III and Michael W. Devlin each received 150,000 Common Shares as a development fee and reimbursement for expenses incurred in connection with the promotion and formation of the Company.

     - Finally, contemporaneously with the closing of the Offering, the Company entered into a $150 million bank credit facility (the "Bank Credit Facility") from a group of banks led by First Union National Bank of Tennessee. The Company intends to use the Bank Credit Facility principally to fund growth opportunities and for working capital purposes. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with a number of financial and other covenants. As of September 30, 1997, no funds had been drawn on the Bank Credit Facility.

            Additionally, on July 28, 1997, the Company exercised its option to purchase from CCA the Northeast Ohio Correctional Center, located in Youngstown, Ohio for a purchase price of $70.1 million. Annual first year rentals to be received under the 10 year lease entered into with CCA are $7.7 million. Lease terms are substantially similar to those of the Initial Facilities.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

The consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned management subsidiary Prison Realty Management, Inc. (a Tennessee corporation). All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited, however, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the prospectus filed as a part of the Company's Registration Statement filed on Form S-11 pursuant to Rule 424 (b) of the Securities Act of 1933 (Commission File No. 333-25727) (the "Prospectus"), and the pro forma financial statements and notes thereto included therein.

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Properties

Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life of 40 years for building and improvements and seven years for machinery and equipment.

Federal Income Taxes

The Company has elected to seek qualification as a REIT under the Code commencing with its taxable period ending December 31, 1997. As a result, the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Leases and Rental Income

All Leases are accounted for as operating leases. Under this method, lease payments are recognized as revenue as earned. Certain of the Leases provide for scheduled annual rent increases.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Net Income per Share

Net income per share is calculated based on the weighted average number of common shares outstanding, assuming exercise of outstanding share options, using the treasury method.


3.  REAL ESTATE PROPERTIES

As of September 30, 1997, the Company had investments in 10 leased real estate properties totaling $379.4 million. Components of these real estate investments at cost are as follows: land and land improvements - $5.5 million; building and improvements - $364.1 million; and machinery and equipment - $9.8 million.


4.  SHARE OPTION AND INCENTIVE PLANS

The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as non-employee trustees. In conjunction with the Offering, the Company granted options with respect to 1,075,000 common shares to officers, employees and trustees. The exercise price for such options is the initial public offering price of $21.00. The term of such options is ten years from the date of grant. In general, one-fourth of the 1,030,000 shares granted to executive officers and employees vested immediately, with the remaining options becoming exercisable ratably on the first, second, and third anniversary of the date of grant, respectively. The options granted to the non-employee trustees vested at the date of grant.

Shares remaining for issuance under the share incentive and non-employee trustees plans total 670,000 and 105,000, respectively.


5.  DISTRIBUTION PAYABLE TO SHAREHOLDERS

On September 3, 1997, the Board of Trustees declared an initial distribution of $0.346 per share for the quarter ended September 30, 1997, to shareholders of record on September 30, 1997. The distribution was paid on October 15, 1997 and represents a pro rata distribution for the period from July 18, 1997 through September 30, 1997, based on the anticipated initial regular per share quarterly distribution rate of $0.425.


6.  EMPLOYEE BENEFIT PLAN

On September 3, 1997, the Board of Trustees adopted the CCA Prison Realty Trust Employee Savings and Stock Ownership Plan whereby eligible employees may defer certain percentages of their pretax compensation, subject to federal limitations, for the purchase of Company common shares at current market prices. Benefits are paid on death, retirement or termination. The Company may make contributions to the plan, subject to approval by the plan administrator as selected by the Board of Trustees. Company contributions made on behalf of employees will vest ratably over five years. Contributions accrued by the Company at September 30, 1997 totaled approximately $6,800.


7.  EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred shares, convertible debt, options, and warrants.

The Company's pro forma calculations of earnings per share as if the Company had adopted SFAS 128 for the period ended September 30, 1997, are basic earnings per share of $0.29 and diluted earnings per share of $0.29.

8.  SUBSEQUENT EVENTS

On October 1, 1997, the Company exercised its option to purchase the Torrance County Detention Facility, located in Estancia, New Mexico, from CCA for $38.5 million. CCA will continue to operate the medium-security detention facility under the terms of a 10 year operating lease, with terms substantially similar to those of the Leases. Annual first year rent for the facility is expected to be approximately $4.2 million. The Company used proceeds from the Offering and a $600,000 draw on the Bank Credit Facility to fund the purchase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements about the Company's business, revenues, prospects, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to securities analysts and potential investors from time to time. Any such statements are subject to risks that could cause the actual results to vary materially. The risks and uncertainties associated with the forward-looking information include the strength of the real estate markets in which the Company operates, competitive market conditions, general economic growth, interest rates and capital market conditions. The Company discusses such risks in detail in its Prospectus.

                                    OVERVIEW

The Company was formed as a Maryland real estate investment trust on April 23, 1997. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize on the opportunities created by the increased demand for private correctional and detention facilities. The Company intends to qualify as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 1997.

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators, including affiliates of the sellers. The Company's initial investments are privately-managed facilities that are owned and operated by Corrections Corporation of America, a Tennessee corporation or its subsidiaries (collectively, "CCA"). However, the Company is pursuing other opportunities, including acquisitions and lease backs of, or financings for, correctional facilities owned and operated by various government entities and private operators other than CCA. Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

The Company incurs operating and administrative expenses including, principally, compensation expense for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

The Company expects to leverage its portfolio of real estate equity investments and will incur long and short-term indebtedness, and related interest expense, from time to time.

The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Code and, in general, in amounts exceeding taxable income.

The Company began operations on July 18, 1997, with the purchase and immediate leaseback of nine correctional and detention facilities using the proceeds of the initial public offering of 21,275,000 shares (the "Offering"). A tenth facility was purchased and leased back on July 28, 1997, also funded with proceeds of the Offering. The Company earned approximately $.5 million in interest income on proceeds of the offering prior to the purchase of real estate properties. The pro forma financial statements as presented in the Company's Prospectus assume (i) the purchase and leaseback of all properties effective July 1, 1997, (ii) the issuance and sale of only 18,500,000 shares; and (iii) initial borrowings under the Company's bank credit facility. For the aforementioned reasons, the Company believes that period-to-period historical or pro forma comparisons of operating information are not meaningful or useful for the initial period from July 18, 1997, to September 30, 1997 (the "Initial Period").

                              RESULTS OF OPERATIONS

For the period from July 18, 1997 to September 30, 1997, rental revenues of $8.3 million were generated from the immediate leaseback of ten correctional and detention facilities purchased with proceeds of the Offering. Nine facilities were purchased on July 18, 1997, and generated $6.9 million in lease revenues, while a tenth correctional center was purchased July 28, 1997, and generated $1.4 million. Lease rental amounts are initially set at rates approximating 11% of the purchase price and provide for annual escalations of at least 4% at each anniversary date over the 10-12 year terms of the Leases.

Interest income of $.5 million was earned during the Initial Period through investment of the Offering proceeds prior to purchase of the real estate properties. Interest rates generally ranged from 5.5% to 5.7%.

Depreciation of real estate properties totaled $2.1 million for the Initial Period and was calculated from the purchase closing date to period end, as all assets were considered immediately in use. Amortization expense for the Initial Period related to the capitalized costs of $21,000 incurred with the establishment of the Company's bank credit facility on July 18, 1997.

General and administrative expenses incurred for the Initial Period were approximately $.4 million, or 4.8% of lease revenues and consisted primarily of management salaries and benefits, legal and other administrative costs. No interest expense was incurred for the Initial Period as there were no draws on the Company's bank credit facility.

                         LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the Offering, the Company received approximately $412.1 million in net proceeds. The Company used these funds to purchase 10 correctional and detention facilities at a cost of $378.5 million. Initially, cash on hand was invested by the Company in interest-bearing accounts and other short-term, interest-bearing securities that are consistent with the Company's election to seek qualification for taxation as a REIT. After the Company begins utilizing its bank credit facility, cash available may be utilized to reduce outstanding borrowings.

The Company expects to meet its short-term liquidity requirements generally through its initial working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to qualify as a REIT. All facilities owned by the Company will be leased to third party under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the facilities during the terms of the Leases. The Company anticipates entering into similar leases with respect to all additional properties.

The Company has reserved approximately $7.5 million in cash for the payment of the prorated quarterly distribution declared by the Board of Trustees on September 3, 1997. The cash distribution of $0.346 per share was paid on October 15, 1997, to shareholders of record on September 30, 1997. The distribution to the Company shareholders is in accordance with the Code's requirements for qualification as a REIT and will be paid from cash from operations.

The Company closed on a $150 million bank credit facility (the "Bank Credit Facility") contemporaneously with the closing of the Offering. The Bank Credit Facility will enable the Company to borrow generally at floating rates based on a 150 basis point spread over LIBOR. The Company's ability to borrow under the secured line of credit is subject to the Company's compliance with a number of financial and other covenants. There were no draws on the Bank Credit Facility during the period ended September 30, 1997.

The Company has no commitments with respect to other capital expenditures. However, the Company has options at any time during a three-year period beginning July 18, 1997, to purchase any or all of the four identified facilities from CCA for CCA's costs of developing, constructing and equipping the facilities, plus 5% or such costs, aggregating approximately $149.5 million. In addition, the Company has an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility.

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing in public or private transactions, equity or debt securities. The Company anticipates that as a result of its initially low debt to total capitalization and its intention to maintain a debt to total capitalization of 50% or less, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Code.


                              FUNDS FROM OPERATIONS

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.

The following table presents the Company's Funds from Operations for the period from July 18, 1997 to September 30, 1997:

Funds from Operations
    Net Income                                            $  6,327
    Add back real estate depreciation and amortization       2,110
                                                          --------
                                                          $  8,437
                                                          ========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.  EXHIBITS


    10.1 Lease Agreement between the Company and CCA with respect to the Torrance County Detention Facility.

    10.2   CCA Prison Realty Trust Employee Savings and Stock Ownership Plan.

    27     Financial Data Schedule.  (For SEC use only)

B.  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 4, 1997, pursuant to
Item 2 of such form, with respect to the purchase of 10 correctional and detention facilities from CCA. Certain financial statements of the Company were incorporated into the Form 8-K by reference to the Company's Prospectus filed with the Commission pursuant to Rule 424(b)(1) of the Securities Act of 1933, as amended, on July 15, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCA PRISON REALTY TRUST

/s/ Vida H. Carroll
--------------------------
Vida H. Carroll
Chief Financial Officer

Date: November 11, 1997





    EXHIBIT INDEX

    10.1 Lease Agreement between the Company and CCA with respect to the Torrance County Detention Facility.

    10.2   CCA Prison Realty Trust Employee Savings and Stock Ownership Plan

    27     Financial Data Schedule (for SEC use only)