Form 10-K
period 1997-12-31
CCA PRISON REALTY TRUST
filed 1998-03-18
CIK 1037114

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-13049

                             CCA PRISON REALTY TRUST
     (Exact name of Registrant as specified in its Organizational Documents)



           MARYLAND                                            62-1689525
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

          10 BURTON HILLS BLVD., SUITE 100, NASHVILLE, TENNESSEE 37215
              (Address and Zip Code of Principal executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 263-0200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
   Common Shares, $.01 par value                 New York Stock Exchange
8.0% Series A Cumulative Preferred               New York Stock Exchange
      Shares, $.01 par value

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         The aggregate market value of the Registrant's Common Shares held by non-affiliates was approximately $875,156,144 based on the closing price of such shares on the New York Stock Exchange on March 9, 1998.
         The number of the Registrant's Common Shares outstanding on March 9, 1998 was 21,576,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference information from the definitive Proxy Statement for the Annual Meeting of Shareholders, to be held in May 1998, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than March 31, 1998.


================================================================================

                             CCA PRISON REALTY TRUST

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

Item No.                                                                                                               Page
--------                                                                                                               ----
                                                               PART I.

1.       Business ....................................................................................................... 1
2.       Properties......................................................................................................16
3.       Legal Proceedings...............................................................................................22
4.       Submission of Matters to a Vote of Security Holders.............................................................22

                                                              PART II.

5.       Market for Registrant's Common Equity and Related Shareholder Matters...........................................23
6.       Selected Financial Data.........................................................................................25
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........................26
7A.      Quantitative and Qualitative Disclosures about Market Risk......................................................28
8.       Financial Statements and Supplementary Data.....................................................................28
9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............................28

                                                              PART III.

10.      Trustees and Executive Officers of the Registrant...............................................................28
11.      Executive Compensation..........................................................................................28
12.      Security Ownership of Certain Beneficial Owners and Management..................................................29
13.      Certain Relationships and Related Transactions..................................................................29

                                                              PART IV.

14.      Exhibits, Financial Statement Schedules and, Reports on Form 8-K................................................29

                                                             SIGNATURES

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" AS SET FORTH HEREIN AND IN THE COMPANY'S REGISTRATION STATEMENTS ON FORM S-11 (FILE NOS. 333-25727 AND 333-43935) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I.

ITEM 1. BUSINESS.

         (A) GENERAL DEVELOPMENT OF BUSINESS.

BACKGROUND AND FORMATION TRANSACTIONS.

CCA Prison Realty Trust, a Maryland real estate investment trust (the "Company"), was formed on April 23, 1997 to acquire, develop, and lease private and public correctional and detention facilities. The Company plans to qualify as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company's principal executive offices are located at 10 Burton Hills Boulevard, Suite 100, Nashville, Tennessee 37215.

On July 18, 1997, the Company commenced operations after completing an initial public offering (the "Initial Offering") of 21,275,000 of its common shares, $.01 par value per share (the "Common Shares") (including 2,775,000 shares issued as a result of the exercise of an over-allotment option by the underwriters) . The Common Shares were issued at an Initial Offering price of $21.00 per share, generating gross proceeds to the Company of $446.8 million. The aggregate proceeds to the Company, net of underwriters' discount and offering costs, were approximately $412.1 million.

The following transactions occurred prior to or simultaneously with the completion of the Initial Offering (collectively, the "Formation Transactions"):

         - The Company acquired the following nine correctional and detention facilities (the "Initial Facilities") from Corrections Corporation of America, a Tennessee corporation, and certain of its subsidiaries (collectively, "CCA") for an aggregate purchase price of $308.1 million, payable in cash:

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

         - The Company entered into agreements with CCA to lease the Initial Facilities back to CCA pursuant to long-term, non-cancellable "triple net" leases (individually, a "Lease," collectively, the "Leases") which require CCA to pay all operating expenses, taxes, insurance and other costs. The Leases provide for initial, annual base rents which aggregate $33.9 million, with annual escalations equal to the greater of
                  (i) 4% or (ii) the percentage which is 25% of the percentage interest in the gross management revenues realized by CCA from such leased property, exclusive of any increase attributable to expansions in the size or number of beds in such property (the "Base Rent Escalation"). The Leases have primary terms ranging from 10-12 years which may be extended at the fair market rental rates for three additional five-year periods upon the mutual agreement of the Company and CCA.

         - The Company entered into agreements with CCA (the "Option Agreements") pursuant to which the Company was granted the option to acquire and leaseback to CCA any or all of five correctional and/or detention facilities from CCA at any time during the three-year period following the acquisition of the Initial Facilities for a purchase price generally equal to CCA's costs of developing, constructing and equipping such facilities, plus 5% of such costs, aggregating approximately $215.9 million. The Option Agreements provide that if acquired, such facilities would be leased to CCA on terms substantially similar to those contained in the Leases.

                  In addition, the Company entered into an agreement with CCA whereby CCA granted the Company an option to acquire (the "Right to Purchase Agreement"), at fair market value, and leaseback to CCA at fair market rental rates, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility (the "Service Commencement Date"). For facilities acquired during the first five years of the Right to Purchase Agreement, the initial annual rent for facilities leased back to CCA will be the greater of (i) fair market rental rates as determined by the Company and CCA, or (ii) 11% of the purchase price of such facilities. For facilities acquired thereafter, the initial annual rental rate on such facilities will be the fair market rental rate as determined by the Company and CCA. Additionally, CCA agreed to grant the Company a right of first refusal to acquire any CCA-owned correctional or detention facility should CCA receive an acceptable third-party offer to acquire such facility. Facilities available for purchase by the Company through the Option Agreements and the Right to Purchase Agreement are collectively referred to herein as the "Option Facilities."

         - Upon consummation of the Initial Offering, D. Robert Crants, III and Michael W. Devlin each received 150,000 Common Shares as a development fee and reimbursement for expenses incurred in connection with the promotion and formation of the Company, the consummation of the Initial Offering, and the closing of the purchase of the Initial Facilities.

         - Contemporaneously with the closing of the Initial Offering, the Company entered into a $150.0 million bank credit facility (the "Bank Credit Facility") with a group of banks led by First Union National Bank of Tennessee. The Company has used and intends to continue to use the Bank Credit Facility principally to fund the acquisition of additional correctional and detention facilities, including the Option Facilities, and for working capital purposes. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with a number of financial and other covenants. Outstanding borrowings under the Bank Credit Facility at December 31, 1997 totaled $32.0 million.

SUBSEQUENT FACILITY PURCHASES.

During the period July 18, 1997 (the date the Company commenced operations) to December 31, 1997, the Company increased its real estate investment holdings from nine to twelve correctional and detention facilities. In July 1997, the Company exercised its option to acquire from CCA the 2,016 bed Northeast Ohio Correctional Center located in Youngstown, Ohio for a purchase price of $70.1 million. In October 1997, the Company exercised its option to acquire from CCA the 910 bed Torrance County Detention Facility located in Estancia, New Mexico for a purchase price of $38.5 million. In December 1997, the Company purchased from CCA the Cimarron Correctional Facility located in Cushing, Oklahoma pursuant to the Right to Purchase Agreement for a purchase price of $38.3 million. Each of the above-mentioned facilities have been leased back to CCA pursuant to leases containing terms substantially similar to the Leases entered into with regard to the Initial Facilities, with initial terms of 10 years each. In January 1998, the Company also acquired from CCA the 960 bed Davis County Correctional Center located in Holdenville, Oklahoma pursuant to the Right to Purchase Agreement for a purchase price of $36.1 million. The Company has leased this facility back to CCA for an initial term of 10 years under a lease also containing terms substantially similar to the Leases.

         (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company currently is involved in only one industry segment, specifically, the ownership of real estate. Accordingly, all of the financial statements contained herein relate to this industry segment.

         (C) NARRATIVE DESCRIPTION OF THE BUSINESS.

GENERAL.

The Company was formed to capitalize on the opportunities created by the growing trend towards privatization in the corrections and detention industry, including the increased demand for private correctional and detention facilities. The principal business strategy of the Company is to own and develop correctional and detention facilities that meet the Company's investment criteria, to acquire such facilities from both private prison managers and government entities, to expand the design capacity of the Company's existing facilities, and to lease all such facilities under long-term leases. As of December 31, 1997, the Company owned 12 facilities, with an aggregate design capacity of 10,573 beds, each of which were acquired from CCA. In January 1998, the Company also acquired one additional facility with a design capacity of 960 beds. The 12 correctional and detention facilities owned by the Company at December 31, 1997 and the one facility acquired by the Company in January 1998, are collectively referred to herein as the "Facilities". The Company also has options to acquire up to nine additional Option Facilities, with an aggregate design capacity of 9,752 beds which are currently under construction or development by CCA. In addition, the Company has an option to acquire any correctional or detention facility acquired or developed and owned by CCA in the future, for a period of three years following the Service Commencement Date with respect to such facility. As a result of the transactions with CCA, the Company and CCA have several ongoing relationships, some of which could give rise to conflicts of interest. The Company is currently the only self-administered and self-managed, publicly-traded REIT in the United States focused on owning and acquiring correctional and detention facilities.

The Company leases all of the Facilities to CCA, which continues to manage the Facilities (CCA, as the sole lessee of the Facilities, is sometimes referred to herein as the "Lessee"). The Company believes that with respect to the Facilities purchased and, if acquired, the Option Facilities, it has benefitted and will continue to benefit from the continuity of management provided by CCA. CCA is the largest developer and manager of privatized correctional and detention facilities worldwide and has developed and operated the Facilities and each of the completed Option Facilities since they were acquired or constructed by CCA at various times from 1984 through 1997. The Company also is pursuing opportunities to acquire correctional and detention facilities from and leaseback such facilities to operators other than CCA. Likewise, subject to the Option Agreements and the Right to Purchase Agreement, CCA may sell correctional and detention facilities to and leaseback such facilities from owners other than the Company.

The Facilities are leased to CCA pursuant to the Leases, which are long-term, non-cancellable "triple net" leases which require CCA to pay all operating expenses, taxes, insurance and other costs. All of the Leases provide for base rent with certain annual escalations and have primary terms ranging from 10 to 12 years which may be extended at fair market rates for three additional five-year periods upon the mutual agreement of the Company and CCA. The Facilities generated annualized aggregate annual rent of approximately $54.0 million for the year ended December 31, 1997, which represented an 11% lease rate based on their respective purchase prices. Although the Company has general recourse to CCA under the Leases, CCA's obligations under the Leases are not secured by any assets of CCA. CCA's obligations under the Leases are cross-defaulted to each of the other Leases with respect to payment defaults and certain other defaults. Each Lease (and any future lease with CCA) may be terminated by the Company, at its option, at any time after the first five years of the Lease, upon 18 months' written notice to CCA.

The Company has historically focused its investments on privately-managed facilities which are owned and operated by CCA or its subsidiaries. However, the Company is also pursuing other opportunities, including acquisitions and leasebacks of, or financings for, facilities owned and operated by various government entities and private operators other than CCA. The Company believes it has significant access to potential development and acquisition opportunities through its relationship with CCA and the experience and industry contacts of its Board of Trustees and management, particularly those of J. Michael Quinlan, the Company's Chief Executive Officer and former head of the Federal Bureau of Prisons.

The Company intends to elect to be taxed as a REIT under the Code and as such, generally will not be subject to federal income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a REIT. In order to qualify as a REIT, the Company's income must be derived from certain sources, including rents from real property (and generally excluding income from the operation of a correctional facility). Accordingly, the Company is precluded from operating correctional and detention facilities and, as a consequence, intends to lease such properties pursuant to long-term non-cancellable leases.

BUSINESS OBJECTIVES AND STRATEGIES.

The Company's primary business objectives are to maximize current returns to shareholders through increases in cash flow available for distribution and to increase long-term total returns to its shareholders. The Company seeks to achieve these objectives through:

         -        The potential acquisition of the Option Facilities;

         - The strategic expansion of its correctional and detention facilities portfolio through (i) the selective acquisition of correctional and detention facilities that demonstrate potential for significant revenue and cash flow from both private prison managers and government entities, and (ii) the construction and/or development of new correctional and detention facilities to be managed by either private prison managers or government entities;

         - The expansion of the design capacity of its existing facilities;

         - The improvement and enhancement of the Company's holdings through proper maintenance and capital improvements;

         - The structuring of fair market leases under which the lessees pay base rent with certain annual escalations and pay certain expenses in connection with the operation of the property such as real estate taxes, insurance, utilities and services, maintenance and other operating expenses;

         - The provision of mortgages or other appropriate financing vehicles to correctional and detention facility operators in circumstances when ownership by the Company is not otherwise attractive;

         - The monitoring of the operating performance of the facilities in its portfolio to ensure that the lessees of such facilities comply with their lease obligations; and

         - The maintenance of a debt to total capitalization ratio (i.e., total debt of the Company as a percentage of shareholders' equity plus total debt) of 50% or less.

GROWTH STRATEGY.

External Growth.

Acquisition Opportunities. In addition to the possible acquisitions of the Option Facilities, the Company intends to acquire from both private prison owners and operators and government entities additional correctional and detention facilities that meet its investment criteria, as described herein. The Company believes it has a competitive advantage in the acquisition of new private correctional and detention facilities due to its relationship with CCA and the Company's significant capital resources. A primary source of private correctional and detention facilities to be acquired or financed by the Company will be facilities owned and operated by CCA. Following any such acquisition from CCA, the Company intends to lease such properties back to CCA. The Company has an option to acquire and leaseback to CCA any correctional or detention facility acquired or developed and owned by CCA in the future, for a period of three years following the Service Commencement Date with respect to such facility. The Company also has a right of first refusal in the event CCA decides to sell an interest in or use mortgage financing to finance more than 90% of the cost of any correctional or detention facilities now owned or which are acquired or developed by CCA or its affiliates in the future. Management of the Company believes that there is a growing trend among government entities which contract with private prison operators to consider private ownership of correctional and detention facilities as well. In 1997, CCA invested approximately $300.0 million in approximately 20 correctional facility projects and increased its beds under contract from 41,135 to over 52,890. Moreover, as of December 31, 1997, CCA was the largest private prison management company in the United States with an estimated national market share in excess of 50%. Notwithstanding CCA's market share and growth, less than 5% of all adult prison beds in the United States are privately managed. Accordingly, management believes that as CCA and the private prison management industry continue to grow, many opportunities will exist to acquire additional private correctional and detention facilities from CCA as well as from other private operators on attractive terms.

The Company also believes that attractive opportunities exist to acquire or develop correctional and detention facilities from or on behalf of various government entities. Historically, government entities have used various methods of construction financing to develop new correctional and detention facilities, including but not limited to the following: (i) one-time general revenue appropriations by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity; or (iii) lease revenue bonds secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. Many jurisdictions are operating their correctional and detention facilities at well above their rated capacities, and as a result are under federal court orders to alleviate prison overcrowding within a certain time period. These jurisdictions are often not in a position to appropriate funds or obtain financing to construct a correctional and detention facility because of other fiscal demands or requirements for public approval. Accordingly, the Company believes that, in an attempt to address fiscal pressures of matching revenue collections with projected expenses, many such government entities have been and will be forced to consider private ownership with respect to the development of new correctional and detention facilities and sale-leaseback transactions or other financing alternatives with respect to existing correctional and detention facilities. Management believes that such situations will enable the Company to acquire and develop correctional and detention facilities from and on behalf of governments at all levels including those which might not be the subject of a private management contract.

In making its decision with respect to the Facilities and in evaluating the future acquisition of any or all of the Option Facilities and other facilities, the Company has considered and will continue to consider the following criteria:

         - The reputation and creditworthiness of the current owner, manager or developer of the facility;

         -        The proposed terms for purchasing the facility;

         - The proposed terms of leasing the facility, including rental payments and lease term;

         -        The quality of construction of the facility;

         - The quality of operations at an existing facility or the quality of other operations of a prison manager for a new facility;

         - The facility's status of accreditation by the American Correctional Association (the "ACA). The ACA is a multi-disciplinary organization of professionals representing all levels and facets of the corrections and criminal justice industry, including federal, state and military correctional facilities in prisons, county jails and detention centers, probation and parole agencies, and community corrections/half-way houses. Comprised of 70 chapters and affiliated organizations, as well as individual members numbering more than 20,000, the ACA serves as the umbrella organization for all areas of corrections, and provides a broad base of expertise in this industry; and

         - The relationship between the prison manager and the contracting correctional authority.

Financing Opportunities. High occupancy rates and prison overcrowding have resulted in an increased demand for new federal, state and local correctional facilities. This demand has not been fully met because of budgetary constraints and the reduced availability of construction financing. While the Company intends to grow primarily from acquisitions and the expansion of existing correctional and detention facilities, the Company believes that opportunities exist for it to provide mortgage or other appropriate financing to government entities and private prison managers in circumstances where ownership by the Company is not otherwise attractive.

The Company's ability to acquire new facilities, expand its existing facilities or provide mortgage financing will depend on its access to financing. There can be no assurance that the Company will be able to acquire correctional and detention facilities that meet its investment criteria. Moreover, acquisitions and expansions entail risks that acquired or expanded facilities will fail to perform in accordance with expectations.

Internal Growth.

Expansion Opportunities. The Company's growth objectives focus on the selective expansion of its existing correctional and detention facilities to increase cash flows and property values. In 1997, CCA expanded six of its domestic facilities by an aggregate of 2,290 beds and used the expansion space for its existing contracting government entities as well as to house inmates from other jurisdictions under new contracts. The Company believes that CCA (and other future tenants of the Company) will continue to attempt to achieve economies of scale through expansions of existing facilities. The Company intends to actively participate in any future expansion plans with respect to any of the Facilities or the Option Facilities and intends to provide expansion space as needed to CCA or any of the Company's future tenants.

Rent Escalations. The rent schedule under the Leases provides for a relatively stable source of cash flow and opportunities to participate in future growth in revenues of CCA. The minimum rent for the first year for each Facility under the Leases is initially set at a fixed amount. Thereafter, the minimum rent will escalate by the Base Rent Escalation. However, there can be no assurance that such contractual escalations will be realized due to certain factors, including changing circumstances and the possible renegotiation of the Leases.

LEASES.

The Lease for each Facility includes the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery, and other fixtures relating to the operation of the Facility and all personal property necessary to operate the facility for its intended purpose, other than a limited amount of the lessee's proprietary property (the "Leased Property"). Each Facility is leased to CCA as the Lessee under a master lease (the "Master Lease") with a primary term of 10 to 12 years (the "Fixed Term"). The Lease for each Facility may be extended at fair market rates for three additional five-year terms beyond the Fixed Term (the "Extended Terms"), but only upon the mutual agreement of the Company and the Lessee. Fair market rates for Extended Terms will be determined mutually by the Company and the Lessee based on their respective analyses of the market for the relevant Facility. Such analyses may include a review of the historical and projected economic performance of the Facility and will take into account the interest rate environment at the time of the extension and the creditworthiness of the tenant. The Fixed Term and Extended Terms under each Lease shall be subject to earlier termination upon the occurrence of certain contingencies described in the Lease. Additionally, each Lease may be terminated by the Company, at its option, at any time after the first five years of the Lease, upon 18 months written notice to the Lessee.

Use of the Facilities. Each Lease permits the Lessee to operate the Leased Property solely as a correctional or detention facility. The Lessee has the responsibility in each Lease to obtain and maintain all licenses, certificates and permits in order to use and operate each Facility.

Amounts Payable Under the Leases; Net Provisions. During the Fixed Term and the Extended Terms, the Lessee will pay annual base rent (the "Annual Base Rent"), which will be payable in monthly installments. The Annual Base Rent for each Leased Property will be increased each year by the Base Rent Escalation.

Each Lease of a Leased Property is what is commonly known as a triple net lease or absolute net lease, under which the Lessee is to pay the Annual Base Rent and all additional charges. All additional charges include every fine, penalty, interest expense and cost which may be added for nonpayment or late payment thereof, all taxes, assessments and levies, excises, fees, and all other government charges with respect to each Leased Property, and all charges for utilities and services, including, without limitation, electricity, telephone, trash disposal, gas, oil, water, sewer, communication and all other utilities used in each Leased Property.

Lessees Right of First Refusal. Pursuant to the Master Lease, the Lessee has a right of first refusal in the event the Company obtains an acceptable third party offer to acquire any interest in any Facility or in any correctional or detention facility acquired or developed by the Company in the future and operated by the Lessee (each, a "Future Facility"). Pursuant to such right, prior to selling any interest in any Facility or Future Facility, the Company must first offer to sell each Facility or Future Facility to CCA on the same terms and conditions contained in such third-party offer. If the Lessee declines to purchase such facility on such terms and conditions, the Company will be free to sell each Facility or Future Facility for a specified period of time at a price at least equal to the price offered to the lessee and on terms and conditions substantially consistent with those offered to the Lessee.

Maintenance, Modification and Capital Additions. Under each Lease, the Lessee will, at its sole cost and expense, maintain each Leased Property in good order, repair and appearance and will make structural and non-structural, interior and exterior, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep such Leased Property in good order, repair and appearance (excluding ordinary wear and tear). The Company will not be required to build or rebuild any improvements to any Leased Property, or to make any repairs, replacements, alterations, restorations or renewals to any Leased Property.

The Lessee, at its sole cost and expense, may make alterations, additions, changes and/or improvements to each Leased Property with the prior written consent of the Company, provided that the value and primary intended use of such

Leased Property (determined in the Company's reasonable judgment) is not impaired. All machinery, equipment, furniture, furnishings, and other personal property installed at the expense of the lessee on any Leased Property, will remain the property of the Lessee until the expiration or earlier termination of the Lease.

Each Lease provides that, at the request of the Lessee, the Company may construct one or more new buildings or other improvements to a particular Leased Property which are not normal or recurring to the maintenance of a Leased Property (a "Capital Addition"). A Capital Addition to a Leased Property may necessitate an amendment to an existing Lease or new lease agreement setting forth any changes in the premises, rent, or other similar terms of the Lease as a result of the Capital Addition. In certain situations, a Capital Addition to a Leased Property may be made directly by the Lessee and financed by third parties with the prior written consent of the Company. In the case of a Capital Addition not undertaken or financed by the Company, the Company will have an option to acquire and leaseback to the Lessee such Capital Addition for a period of three years following the Service Commencement Date with respect to such Capital Addition, at a fair market price and at an annual rental rate equal to (i) for Capital Additions acquired during the first five years, the greater of (a) fair market rental rate or (b) 11% of the purchase price and (ii) for Capital Additions acquired thereafter, at fair market rental rates. For the first two years of such option, the fair market price of any such Capital Addition is deemed to be the Lessee's actual cost and expense to acquire, develop, design, construct and equip such Capital Addition ( "CCA's Cost") plus 5% of the lessee's Cost.

Environmental Matters. Each Lease for CCA makes various representations and warranties relating to environmental matters with respect to each Leased Property. Each Lease also requires the Lessee to indemnify and hold harmless the Company and any holder of a mortgage, deed or trust or other security agreement on a Leased Property (a "Company Mortgagee") from and against all liabilities, costs and expenses imposed upon or asserted against the Company or the Leased Property on account of, among other things, any federal, state or local law, ordinance, regulation, order or decree relating to the protection of human health or the environment in respect of the Leased Property. The Leases also provide, however, that the Lessee will not be liable with respect to matters or events that arise after the commencement date of the applicable Lease as a result of the negligence or misconduct of the Company.

Assignment and Subletting. The Leases provide that the Lessee may not, without the prior written consent of the Company, assign, sublease, mortgage, pledge, hypothecate, encumber or otherwise transfer any Lease or any interest therein with respect to all or any part of the Leased Property. The Leases further state that such consent may be granted or withheld by the Company in its sole discretion. An assignment of a Lease will be deemed to include any Change of Control (as hereinafter defined), of the Lessee as if such Change of Control were an assignment of the Lease. A "Change of Control" of the Lessee means, for purposes of the Leases, the sale by the Lessee of a controlling interest in the Lessee, or the sale or other transfer of all or substantially all of the assets of the Lessee. A Change of Control also means any transaction pursuant to which the Lessee is merged with or consolidated into another entity, and the Lessee is not the surviving entity. The Leases further provide that no assignment will in any way impair the continuing primary liability of the Lessee under the Leases.

Damage to, or Condemnation of, a Leased Property. In the event of any damage or destruction to any Facility, the Lessee has the obligation fully to repair or restore the same at the Lessee's expense, with the Annual Base Rent, real estate taxes and other impositions on the particular Facility being proportionately abated during the time of restoration, but only to the extent of any rental interruption insurance proceeds actually received by the Company. If any Facility is damaged to such an extent that 50% of the Facility is rendered unsuitable for use as a correctional or detention facility, and if the Lessee has fully complied with the insurance obligations with respect to such Facility (including maintaining insurance against loss of rents), the Lessee may terminate the Lease of that facility, upon turning over all insurance proceeds to the Company with respect to such Facility, together with an amount equal to the difference, if any, between the amount of such insurance proceeds and the net book value of the damaged facility, as reflected on the Company's financial statements on the date of damage.

In the event of a condemnation or taking of any Leased Property, so long as such condemnation was not due to the Lessee's failure to maintain the particular Leased Property, the Lease will terminate as to the portion of the Leased

Property taken, and in the event of a partial taking, the Lessee is obligated to repair the portion not taken, if the same does not render the Leased Property unsuitable for the Lessee's then use and occupancy, but only to the extent of the condemnation award. The total condemnation award shall be payable to the Company, except that the Lessee may recover the value of its improvements and the value of its leasehold interest so long as the amount of the award paid to the Company is equal to the net book value of the facility, as reflected on the Company's financial statements on the date of the condemnation.

Indemnification Generally. Under each Lease, the Lessee indemnifies, and is obligated to save harmless, the Company from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) imposed upon or asserted against the Company as owner of the applicable Leased Property on account of, among other things, (i) any accident, injury to or death of a person or loss of or damage to property on or about the Leased Property; (ii) any use, misuse, non-use, condition, maintenance or repair by the Lessee of the Leased Property; (iii) any impositions (which are the obligations of the Lessee to pay pursuant to the applicable provisions of such Lease); (iv) any claim of any person incarcerated in the Leased Property, including claims alleging breach or violation of such person's civil or legal rights; (v) any failure on the part of the Lessee to perform or comply with any of the terms of the Lease or any sublease; (vi) any claims by a prisoner arising from or relating to such individual's incarceration or detention in any Leased Property; and (vii) any liability the Company may incur or suffer as a result of any permitted contest by the Lessee under any Lease. Under each Lease, the Company indemnifies, and is obligated to save harmless, the Lessee from and against all liabilities, costs and expenses (including reasonable attorneys' fees) imposed upon or asserted against the Lessee as a result of the Company's active negligence or willful misconduct.

Events of Default. An "Event of Default" will be deemed to have occurred under the Master Lease and any individual Lease if the Lessee fails to perform any covenant and does not diligently undertake to cure the same after 30 days' notice from the Company; if the interest of the Lessee in any Leased Property is levied upon or attached and is not discharged in a specified period of time; or if any representation or warranty of the Lessee is incorrect. An "Event of Default" will be deemed to have occurred under the Master Lease and all of the Leases, if the Lessee fails to pay any rent within 15 days after notice of non-payment from Company; if any bankruptcy proceedings are instituted by or against the Lessee and, if against the Lessee, they are not dismissed within 90 days; if any material part of the property of the Lessee is levied upon or attached in any proceeding; if the Lessee defaults in any payment of any obligations for borrowed money having a principal balance of $25.0 million or more in the aggregate and such default is not discharged within 90 days; or if the Lessee is the subject of a non-appealable final judgment in an amount greater than $10.0 million, which is not covered by insurance or discharged by the Lessee within a specified period of time.

In the event of any Event of Default referable to a specific Leased Property, the Company may evict the Lessee from such Leased Property and either terminate the Lease or re-let the Leased Property. In either event, the Lessee shall remain responsible for the rental value of such Leased Property for the remainder period of the term in excess of rents received by the Company from any successor occupant. In addition, the Company may exercise any other rights that it may have under law. In the event the Company evicts the Lessee from a Leased Property, the Master Lease will remain in full force and effect for all other Leased Properties. With respect to certain Events of Default under the Master Lease which are not referable to a specific Leased Property (including the Lessee's failure to timely pay Rent), the Company shall have all of the foregoing rights and remedies with respect to all of the Leased Properties.

The Leases are governed by and construed in accordance with Tennessee law (but not including Tennessee's conflict of laws rules) except for certain procedural laws which must be governed by the laws of the location of each Leased Property. Because the Facilities are located in various states, the Leases may be subject to restrictions imposed by applicable local law. Neither the Master Lease nor any of the other agreements entered into between the Lessee and the Company prohibits or otherwise restricts the Company's ability to lease properties to parties other than the Lessee.

GOVERNMENT REGULATION.

Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner's ability to sell such real estate or to borrow funds if the borrower is using such real estate as collateral. Neither the Company nor any of its affiliates has been notified by any government authority of any material non-compliance, liability or other claim in connection with any of the Facilities and neither the Company nor any of its affiliates are aware of any other environmental condition with respect to any of the Facilities that is likely to be material to the Company. All of the Facilities have been subjected to an environmental investigation. No assurance can be given that such investigation revealed all potential environmental liabilities, that no prior or adjacent owner created any material environmental condition not known to the Company or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability or limitation on use of properties. The Leases provide that the lessee will indemnify the Company for certain potential environmental liabilities at the Facilities.

Americans with Disabilities Act. The Facilities and the Option Facilities are subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities such as correctional facilities be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the Facilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Under the Leases, the lessee is required to make any necessary modifications or improvements to comply with the ADA. The Company does not believe that such costs will be material because it believes that relatively few modifications are necessary to comply with the ADA.

INSURANCE.

Each Lease provides that the lessee will maintain insurance on each Leased Property under the lessee's insurance policies providing for the following coverages: (i) fire, vandalism and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) worker's compensation. Under the Lease, the Company will have the right to periodically review the lessee's insurance coverage and provide input with respect thereto.

EMPLOYEES.

At December 31, 1997, the Company employed eight full-time and four part-time employees.

LEGAL PROCEEDINGS.

Owners and operators of privatized correctional and detention facilities are subject to a variety of legal proceedings arising in the ordinary course of operating such facilities, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a correctional facility, but may also be brought against the owner. Although the Company is not currently a party to any legal proceedings, it is possible that in the future the Company could become a party to such proceedings. CCA is a party to certain litigation relating to the Facilities arising in the ordinary course of operations. The Company does not believe that such litigation, if resolved against CCA, would have a material adverse effect upon its business or financial position. The Leases provide that CCA is responsible for claims based on personal injury and property damage at the Facilities and require CCA to maintain insurance for such purposes.

COMPETITION.

The Facilities are, and any additional correctional and detention facilities acquired by the Company will be, subject to competition for inmates from private prison managers. The number of inmates in a particular area could have a material effect on the revenues of the Facilities. In addition, revenues of the Facilities will be affected by a number of factors including the demand for inmate beds and general economic conditions. The Company will also be subject to competition for the acquisition of correction and detention facilities with other purchasers of correctional and detention facilities.

TAX STATUS.

The Company will elect to be taxed as a REIT under the Code commencing with its taxable year ending December 31, 1997. If the Company qualifies for taxation as a REIT, the Company (subject to certain exceptions) will not be subject to federal income taxation at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income and that not more than 50% in value of the Company's outstanding shares may be owned, directly or constructively, by five or fewer individuals (as defined in the Code). In addition, rent from related party tenants is not qualifying income for purposes of the gross income tests under the Code. Two sets of constructive ownership rules (one to determine whether a REIT is closely held and one to determine whether rent is from a related party tenant) apply in determining whether these requirements are met. For the purpose of preserving the Company's REIT qualification, the Company's Declaration of Trust, as amended and restated (the "Declaration of Trust") prohibits direct or constructive ownership by any person of more than 9.8% of the Common Shares or more than 9.8% of the preferred shares, $0.01 par value per share, of the Company (the "Preferred Shares"), including the Company's recently issued 8% Series A Preferred Shares (the "Series A Preferred Shares") (such ownership limit being referred to as the "Ownership Limit"). The constructive ownership rules in the Code are complex and may cause shares owned, directly or constructively, by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity. Direct or constructive ownership of Company shares in excess of the Ownership Limit would cause the violative transfer or ownership to be void, or cause such shares to be held in trust as Shares-in-Trust (as defined the Company's Declaration of Trust) for the benefit of one or more charitable organizations, so as to maintain qualification as a REIT.

Failure to qualify as a REIT would render the Company subject to tax on its taxable income at regular corporate rates, and distributions to its shareholders in any such year would not be deductible by the Company. Although the Company has not requested a ruling from the Internal Revenue Service (the "IRS") as to its REIT status, the Company has received the opinion of its legal counsel that the Company has operated in a manner that qualifies it for taxation as a REIT, which opinion is based on certain assumptions and representations of the Company and which is not binding on the IRS or any court. Even if the Company qualifies as a REIT, the Company may be subject to certain federal, state, and local taxes on its income and property. The Company has adopted the calendar year as its taxable year.

RISK FACTORS.

The Company is subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the certain forward looking statements contained herein and elsewhere. The following risk factors identifies, among others, those risks as identified by the Company.

CORRECTIONS AND DETENTION INDUSTRY RISKS.

The ability of lessees of the Company's facilities to make rental payments and the value of the Company's facilities are subject to operating risks generally inherent in the corrections and detention industry.

Short-Term Nature of Government Contracts. Private prison managers typically enter into facility management contracts with government entities with terms of up to five years, with one or more renewal options that may be exercised only by the contracting government agency. No assurance can be given that any agency will exercise a renewal option in the future. Moreover, the contracting agency typically may terminate a facility contract without cause by giving the private prison manager written notice. Therefore, there exists the risk that a facility owned by the Company may not be the subject of a contract between a private manager and a government entity at some point during its ownership by the Company since the Company's leases generally extend for periods substantially longer than the underlying contracts with government entities. Accordingly, if a private prison manager's contract to operate a facility is terminated, such event may adversely affect the ability of the contracting private prison manager (including CCA) to make its lease payments to the Company.

Dependence on Government Appropriations. A private prison manager's cash flow is subject to the receipt of sufficient funding of and timely payment by contracting government entities. If the appropriate government agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated, or the management fee may be deferred or reduced. Any delays in payment could have an adverse effect on the private prison manager's cash flow and therefore its ability to make lease payments to the Company. Further, it is part of the Company's business strategy to acquire facilities from government entities and to lease those facilities to the government entity or to finance the facility for the government entity. The ability of the government entity to make payments under such leases or in connection with such financing may be dependent upon annual appropriations.

Dependence on Government Agencies for Inmates. Private prison managers are dependent on government agencies supplying their facilities with a sufficient number of inmates to meet the facility's design capacities. A failure to do so may have a material adverse effect on a private prison manager's financial condition and results of operations and therefore its ability to make lease payments to the Company.

Dependence on Ability to Develop New Prisons. The success of a private prison manager in obtaining new awards and contracts may depend, in part, upon its ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Moreover, the private corrections industry is subject to public scrutiny. Negative publicity about an escape, riot or other disturbance at a privately managed facility may result in publicity adverse to the Company and the private corrections industry, thereby making it more difficult for a private prison manager to renew existing contracts, or to obtain new contracts or sites on which to operate new facilities.

Options to Purchase. When the Company buys a facility from CCA which is the subject of a prison management contract between CCA and a government entity or buys a facility from or develops a facility for a government entity, the government entity may approve the management relationship on the condition that the government entity receive an option to purchase the facility for some period of time at a price that reflects fair market value. The Company expects that if it purchases a property subject to such an option or is required to grant such an option, the purchase price paid by the Company for such facility will be subject to downward adjustment for a 12-month period from the date of purchase in the event such option is exercised during that period and the fair market purchase price paid by such government entity is less than the purchase price paid by the Company. Further, if the option is exercised, there exists the risk that the Company will be unable to invest the proceeds in one or more properties that yield as much revenue as the property reacquired by the government entity.

Legal Proceedings. The Company's ownership and operation of correctional and detention facilities could expose it to potential third party claims or litigation by prisoners or other persons related to personal injury or other damages resulting from contact with a facility, its managers, personnel, or other prisoners, including damages arising from a prisoner's escape from, or a disturbance or riot at, a Company owned facility. In addition, as an owner of real property, the Company may be subject to certain proceedings relating to personal injury of persons at such facilities. The Company may be held responsible under state laws for claims based on personal injury or property damage despite contractual provisions in its leases with CCA and other managers providing for indemnity against such claims.

Each of the foregoing factors, among others, either individually or collectively, could adversely affect a private prison manager's or government entity's ability to generate revenues or make lease payments to the Company, which may, therefore, affect the Company's ability to make expected distributions to its shareholders.

REAL ESTATE INVESTMENT CONSIDERATIONS.

General. Investments in the Facilities and any additional properties in which the Company may invest in the future are subject to risks typically associated with investments in real estate. Such risks include the possibility that the Facilities and any additional properties will generate total rental rates lower than those anticipated or will yield returns lower than those available through investment in comparable real estate or other investments. Revenue from the Facilities, and, if acquired, the Option Facilities, and yields from investments in such properties may be affected by many factors beyond the Company's control, including changes in government regulation, general or local economic conditions, the available local supply of prison beds and a decrease in the need for prison beds.

Equity investments in real estate are relatively illiquid and, therefore, the ability of the Company to vary its portfolio promptly in response to changed conditions will be limited. There are no limitations on the percentage of the Company's assets that may be invested in any one property or venture; however, the Board of Trustees may establish limitations as it deems appropriate from time to time. No limitations have been set on the number of properties in which the Company will seek to invest or on the concentration of investments in any one geographic region.

Environmental Matters. Operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect Cash Available for Distribution. Phase I environmental assessments have been obtained on all of the Facilities. The purpose of a Phase I environmental assessment is to identify potential environmental contamination that is made apparent from historical reviews of the Facilities, review of certain public records, visual investigations of the sites and surrounding properties, toxic substances and underground storage tanks. The Phase I environmental assessment reports do not reveal any environmental contamination that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. In addition, environmental conditions on properties owned by the Company may affect the operation or expansion of facilities located on the properties.

Uninsured Loss. The Leases require CCA to maintain insurance with respect to each of the Facilities. CCA carries comprehensive liability, fire, flood (for certain Facilities) and extended insurance coverage with respect to such properties with policy specifications and insurance limits customarily carried for similar properties. There are, however, certain types of losses (such as from earthquakes) which may be either uninsurable or not economically insurable. See "Leases." The Company obtained new title insurance policies for each of the Facilities in connection with the Formation Transactions. There is no assurance, however, that the amount of title insurance coverage for any of the Facilities accurately reflects the current value of such correctional facilities or that title losses would be completely covered by such insurance. Subject to the terms of the Leases, should an uninsured loss occur, the Company could lose both its capital invested in, and anticipated profits from, one or more of the Facilities. In the opinion of management of the Company, the Facilities are adequately insured in accordance with industry standards.

DEPENDENCE ON FINANCING FOR GROWTH AND ADVERSE CONSEQUENCES OF DEBT FINANCING ON ABILITY TO MAKE DISTRIBUTIONS.

The Company is pursuing a growth strategy which includes acquiring and developing correctional and detention facilities. There is a risk that the Company will not have access to sufficient debt or equity capital it may need to pursue its acquisition strategy. The Company may need access to debt or equity capital for several reasons. First, the Company generally cannot retain cash generated by operating activities. Second, the Company's current business strategy is to maintain a ratio of debt to total capitalization of 50% or less. The Company believes that this debt policy balances the Company's desire for growth with a prudent capital structure. The Company's organizational documents, however, do not contain any limitation on the amount or percentage of indebtedness the Company may incur, and the Board of Trustees could alter or eliminate the Company's current borrowing policy. If the policy were changed or eliminated, the Company could become more highly leveraged, resulting in an increase in debt service, which could adversely affect the Company's Funds from Operations and its ability to make expected distributions to its shareholders, and result in an increased risk of default on the Company's obligations. The Company may, from time to time, incur additional indebtedness to acquire any or all of the Option Facilities or any other facilities. Accordingly, since the Company generally cannot retain earnings, and the amount of debt that it can incur is limited by its internal policies, the Company's ability to continue making acquisitions will depend primarily on its ability to obtain additional private or public equity financing. There is no assurance that such financing will be available.

The Company is authorized to raise additional funds for its future operations through debt financing. As a result of incurring debt, the Company is subject to the risks normally associated with debt financing, including the risk that the Company's Funds from Operations will be insufficient to meet required payments of principal and interest or that Cash Available for Distribution may decrease. In addition, the Company will be subject to the risk that interest rates may increase, which could adversely affect its ability to make distributions. The Company has mortgaged its properties to secure payment of indebtedness, and if the Company is unable to meet mortgage payments, the property could be transferred to the mortgagee with a consequent loss of income and asset value to the Company.

THE DEPENDENCE ON CCA, AS THE SOLE LESSEE OF THE FACILITIES, FOR THE COMPANY'S REVENUES AND ABILITY TO MAKE DISTRIBUTIONS TO ITS SHAREHOLDERS.

CCA is currently the sole lessee of all the Facilities and, if acquired, the Option Facilities. The Company's revenues, and its ability to make distributions to its shareholders, currently depend on rental payments by CCA under the Leases. The Company believes that CCA has sufficient assets and income to enable it to satisfy its obligations under the Leases at this time; however, there can be no assurance that CCA will have such assets or income in the future. While the Company plans to generate revenues through the acquisition from, and the leasing of correctional and detention facilities directly to, government entities or other private prison operators, no such agreements have been reached and there can be no assurance that the Company will ever be successful in reaching such an agreement with a government entity or a private operator other than CCA.

Failure by CCA to materially comply with the terms of a Lease would give the Company the right to terminate such Lease and enforce the obligations thereunder, but could also require the Company to find another lessee to lease such facility or risk losing its ability to elect or maintain REIT status, as applicable. Moreover, there can be no assurance that CCA will elect to renew a lease upon expiration of its initial term, which would also force the Company to find a suitable replacement lessee. In either circumstance, due to the nature of the corrections and detention industry, the Company may be unable to locate a suitable lessee or to attract such a lessee, and may, therefore, be required to reduce the rent, which would have the effect of reducing the Company's ability to pay distributions to its shareholders.

LACK OF CONTROL OVER DAY-TO-DAY OPERATIONS AND MANAGEMENT OF THE FACILITIES.

To qualify as a REIT for federal income tax purposes, the Company may not operate, or participate in decisions affecting the operations of the Facilities, and, if acquired, the Option Facilities. CCA controls the operations of the Facilities under the Leases, each of which have initial terms ranging from 10 to 12 years and three renewal terms of five years each, exercisable upon the mutual agreement of CCA and the Company. During the terms of the Leases, the Company does not have the authority to require CCA to operate the Facilities in a particular manner or to govern any particular aspect of their operation except as set forth in the Leases. Thus, even if the Company believes CCA is operating the Facilities inefficiently or in a manner adverse to the Company's interests, the Company may not require

CCA to change its method of operation. The Company is limited to seeking redress only if CCA violates the terms of a Lease, in which case the Company's primary remedy is to terminate the Lease or, in certain circumstances, all of the Leases, and seek to recover damages from CCA. If a Lease is terminated, the Company will be required to find another suitable lessee or risk losing its ability to elect or maintain REIT status, as applicable.

VOLATILITY OF MARKET PRICE.

From time to time, there may be significant volatility in the market price for the Company's Common Shares. The Company believes that the current market price of the Common Shares reflects expectations that the Company will be able to continue to acquire and develop new facilities at a significant rate and lease them to private prison operators. If the Company is unable to acquire or develop facilities at a pace that reflects the expectations of the market, investors could sell Common or Series A Preferred Shares at or after the time that it becomes apparent that such expectations may not be realized, resulting in a decrease in the market price of the Common Shares. In addition to the operating results of the Company, changes in earnings estimated by analysts, changes in general conditions in the economy or the financial markets or other developments affecting the Company or the private corrections industry could cause the market price of the Common Shares to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operations performance.

         (D)      FOREIGN OPERATIONS.

The Company does not currently engage in any foreign operations or derive revenues from foreign sources. The Company may be, however, pursuing opportunities which may result in the Company engaging in foreign operations or deriving revenues from foreign sources in the future.

ITEM 2. PROPERTIES.

GENERAL.

As of December 31, 1997, the Company owned 12 Facilities with an aggregate design capacity of 10,573 beds. On January 5, 1998, the Company acquired the Davis Correctional Facility in Holdenville, Oklahoma from CCA pursuant to the Right to Purchase Agreement. The Company also has rights under the Option Agreements and Right to Purchase Agreement to purchase any or all of the nine Option Facilities. In addition, pursuant to the Right to Purchase Agreement, the Company has an option to acquire any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the Service Commencement Date with respect to such facility. Certain information with respect to the Facilities and the Option Facilities is set forth in the following tables and accompanying descriptions. The following tables set forth certain information with respect to the Facilities and Option Facilities as of March 9, 1998.

THE FACILITIES.

The Company owns the following thirteen facilities:

                                                                                                              INITIAL
                                                                                                             AMOUNT RENT      LEASE
                                 DESIGN      MONTH        MONTH         TYPE OF           CONTRACTING           (IN           TERM
FACILITY AND LOCATION          CAPACITY(1)   OPENED      ACQUIRED     FACILITY(2)          ENTITIES       MILLIONS)(3)     (YEARS)
---------------------          -----------  --------     --------    --------------        ----------      ------------     -------

Houston Processing Center           411       April         July     Medium Security          INS(4)             $1.5           12
  Houston, Texas                               1984         1997

Laredo Processing Center            258       March         July     Medium Security         INS and              1.2           12
  Laredo, Texas                                1985         1997                              BOP(5)

Bridgeport Pre-Parole               200      November       July     Minimum Security     State of Texas          0.4           12
  Transfer Facility                            1987         1997   Pre-Parole Transfer
Bridgeport, Texas                                                        Facility

Mineral Wells Pre-Parole          1,119        July         July     Minimum Security     State of Texas          3.0           12
  Transfer Facility                            1989         1997   Pre-Parole Transfer
Mineral Wells, Texas                                                     Facility

West Tennessee Detention            600     September       July      Multi-Security      INS, USMS(6),           3.7           10
  Facility                                     1990         1997     Detention Center          BOP
 Mason, Tennessee                                                                          and State of
                                                                                             Montana

Leavenworth Detention               327        June         July     Maximum Security          USMS               3.3           10
Center                                         1992         1997     Detention Center
Leavenworth, Kansas

Eloy Detention Center             1,500        July         July     Medium Security       INS and BOP            6.0           12
Eloy, Arizona                                  1994         1997     Detention Center

Central Arizona Detention         1,792      October        July      Multi-Security       USMS, States          12.3           10
Center                                         1994         1997     Detention Center           of
Florence, Arizona                                                                            Oregon,
                                                                                              Alaska,
                                                                                           Montana and
                                                                                            New Mexico
                                                                                           and the U.S.
                                                                                          Virgin Islands

                                                                                                              INITIAL
                                                                                                            AMOUNT RENT      LEASE
                               DESIGN     MONTH        MONTH             TYPE OF           CONTRACTING          (IN           TERM
FACILITY AND LOCATION       CAPACITY(1)  OPENED      ACQUIRED         FACILITY(2)           ENTITIES       MILLIONS)(3)     (YEARS)
---------------------       -----------  -------     --------        --------------        ----------      ------------     -------

T. Don Hutto Correctional       480     January        July         Medium Security        Williamson           $2.5           12
Center                                    1997         1997      Correctional Facility      County,
Taylor, Texas                                                                              Texas and
                                                                                           States of
                                                                                           Texas and
                                                                                            Wyoming

Northeast Ohio Correctional   2,016       June         July         Medium Security       District of           7.7            10
Center                                    1997         1997      Correctional Facility      Columbia
Youngstown, Ohio


Torrance County Detention       910     December     October         Multi-Security        USMS, BOP,           4.2            10
Center                                    1990         1997        Detention Facility       State of
Estancia, New Mexico                                                                       New Mexico
                                                                                          and Torrance
                                                                                           County, NM

Cimarron Correctional           960       May          Dec.         Medium Security         State of            4.2            10
 Facility                                 1997         1997      Correctional Facility      Oklahoma
Cushing, Oklahoma

Davis Correctional Facility     960      April       January        Medium Security         State of            4.0            10
Holdenville, Oklahoma (7)                 1996         1998      Correctional Facility      Oklahoma

--------------

(1) Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Management believes design capacity is an appropriate measure for evaluating prison operations, because the revenues generated by each facility are based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entities. The ability of CCA or another private prison manager to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by the facilities, which in turn depends on the design capacity of each facility. The historical inmate occupancy level of each of the Facilities is presented in this Annual Report under the heading "Properties-Description of the Facilities-Historical Occupancy of the Facilities".
(2) Each facility is identified according to the level(s) of security maintained and the type(s) of inmates held. Minimum security facilities are facilities having open-housing within an appropriately designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or detention devices; and multi-security facilities are facilities with various areas encompassing either minimum, medium, or maximum security. Processing centers are used to house undocumented aliens for the U.S. Immigration and Naturalization Service (the "INS"); pre-parole transfer facilities are used to hold inmates that have been arrested for technical violations of their parole agreements with the State Department of Criminal Justice, Board of Pardons and Paroles; detention facilities are used to house inmates of all levels, including pre-trial and pre-sentence prisoners for the U.S. Marshals Service, inmates sentenced, but not yet housed in correctional facilities, inmates awaiting trial, sentencing or hearing, and persons detained by the INS; and correctional facilities are used to house inmates on a permanent basis for the duration of their sentences.
(3)  On an annualized basis.
(4)  U.S. Immigration and Naturalization Service (the "INS")
(5)  Federal Bureau of Prisons (the "BOP")
(6)  U.S. Marshals Service (the "USMS")
(7) Purchased on January 5, 1998. This facility was purchased pursuant to the Right to Purchase Agreement.

The Facilities were purchased from CCA for an aggregate purchase price of approximately $491.2 million in cash. Throughout the terms of the Leases, annual rents will escalate by the Base Rent Escalation. The Leases may be extended at fair market rates for three additional periods of five years each upon the mutual agreement of the Company and CCA.

THE OPTION FACILITIES.

As of March 9, 1998, the Company has an option to purchase any or all of the following nine facilities currently owned or under construction or development by CCA:


                                                                                                 Estimated
                                                                                  Estimated       Initial
                                          Anticipated                             Purchase         Annual         Option
                              Design        Opening                                 Price           Rent        Expiration
Facility and Location        Capacity        Date          Type of Facility     (in millions)  (in millions)       Date
------------------------     --------        ----          ----------------     -------------  -------------       ----

Huerfano County                752         November        Medium Security          $29.5           $3.2        July 2000
Correctional Center                          1997       Correctional Facility
Walsenburg, Colorado

North Fork Correctional      1,440           March         Medium Security           40.3            4.4        July 2000
Facility                                     1998       Correctional Facility
Sayre, Oklahoma

Whiteville Correctional      1,024           July          Medium Security           42.0            4.6        July 2000
Center                                       1998       Correctional Facility
Whiteville, Tennessee

Kit Carson Correctional        768         November        Medium Security           37.5            4.1           (1)
Center                                       1998       Correctional Facility
Burlington, Colorado

Diamondback                  1,440          October        Medium Security           41.0            4.5           (1)
Correctional Facility                        1998       Correctional Facility
Watonga, Oklahoma

Wheeler County                 500          January        Medium Security           18.7            2.1           (1)
Correctional Facility                        1999       Correctional Facility
Alamo, Georgia

Coffee County                  500          January        Medium Security           18.0            2.0           (1)
Correctional Facility                        1999       Correctional Facility
Nicholls, Georgia

California City              2,304           July          Medium Security           98.9           10.9           (1)
Correctional Facility                        1999       Correctional Facility
California City,
California

Mendota Correctional         1,024           July          Medium Security           64.5            7.1           (1)
Facility                                     1999       Correctional Facility
Mendota, California

----------------
(1) The length of the Company's option with respect to these facilities is three years from the Service Commencement Date with respect to such facility.

The purchase price of each Option Facility subject to an Option Agreement will be equal to CCA's approximate cost of developing, constructing and equipping such facility, plus 5% of such costs. The purchase price for each Option Facility subject to the Right to Purchase Agreement is fair market value. Because each Option Facility subject to the Right to Purchase Agreement is currently under development, construction or expansion by CCA, the cash consideration to be paid by the Company for each such facility is also expected to be CCA's approximate costs of developing, constructing and equipping such facilities plus 5% of such costs. Independent valuations were not obtained to determine the purchase price of the Option Facilities, and the purchase prices to be paid by the Company for the Option Facilities is expected to exceed their historical costs. The initial annual rental rate for each Option Facility will be the greater of (i) the fair market rental rate of the Option Facility, or
(ii) 11% of the purchase price.

The Company will lease to CCA the Option Facilities, if acquired, pursuant to long-term, non-cancellable triple net leases on substantially the same terms and conditions as the Leases for the Facilities, including the Base Rent Escalations provisions included in the Leases. The Company does not intend to acquire an Option Facility until it is fully constructed, is subject to an enforceable management contract between CCA and a government entity, and has an occupancy rate acceptable to the Company.

DESCRIPTION OF THE FACILITIES.

The Facilities.

Set forth below are brief descriptions of each of the Facilities. Each of the Facilities has been pledged to secure any borrowings under the Bank Credit Facility. In addition, one of the Facilities is owned subject to, and the Company expects to grant with respect to an additional Facility, an option to purchase at fair market value in favor of the applicable correctional authority. In general, the Facilities are operated under management contracts with various government entities with terms shorter than the terms of the Leases. The contracts, generally, have current terms that require renewals every two to five years. CCA expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contract or other reasonable extensions. It has been CCA's experience generally that renewals proposed by it have been accepted by the corresponding contracting government entity.

Pre-Parole Transfer Facilities. Pre-parole transfer facilities are used to hold inmates who have been arrested for technical violations of their parole agreements with a State Department of Criminal Justice, Board of Pardons and Paroles. Pre-parole transfer facilities are classified as minimum security facilities. The pre-parole transfer facilities owned by the Company are the Bridgeport Pre-Parole Transfer Facility and the Mineral Wells Pre-Parole Transfer Facility.

THE BRIDGEPORT PRE-PAROLE TRANSFER FACILITY is located on approximately three acres of land in Bridgeport, Texas and has a design capacity of 200 beds. The 31,000 square foot facility houses females who have been arrested for technical violations of their parole agreements with the Texas Department of Criminal Justice, Board of Pardons and Paroles. The facility was opened in 1987 and was managed by Concept prior to CCA's acquisition of Concept in 1995. The facility has been operated pursuant to a contract with the State of Texas since its opening. CCA's current management contract with the State of Texas expires in August 1998.

THE MINERAL WELLS PRE-PAROLE TRANSFER FACILITY is located on a 23 acre tract in Mineral Wells, Texas and has a design capacity of 1,119 beds. The 196,000 square foot facility houses male inmates who have been arrested for technical violations of their parole agreements with the Texas Department of Criminal Justice, Board of Pardons and Paroles. The facility has been in operation since July 1989 and was previously managed by Concept. CCA's current management contract with the State of Texas expires in August 1998. CCA is currently expanding this facility to 1,800 beds.

Processing Centers. Processing centers are used to house undocumented aliens for the INS and are classified as minimum to medium security facilities. The processing centers owned by the Company include the Houston Processing Center and the Laredo Processing Center.

THE HOUSTON PROCESSING CENTER is located on approximately six acres of land in Houston, Texas and has a design capacity of 411 beds. The 68,000 square foot medium security facility, completed in April 1984, represents CCA's first design, construction and management contract. CCA has contracted with the INS to detain juveniles and adults at the center. The facility was accredited by the ACA in April 1986 and is the first privately managed adult detention facility to be awarded this status. CCA's management contract with the INS expires in September 1998. CCA has managed this facility since 1984 under similar contract renewals.

THE LAREDO PROCESSING CENTER is located on approximately four acres of land in Laredo, Texas and has a design capacity of 258 beds. Constructed originally as a 48,000 square foot facility, the medium security facility underwent a 50-bed, 6,400 square foot expansion in March 1990, bringing the rated capacity to its current level. Though the facility was designed and constructed under a contract with the INS, CCA has also contracted with the BOP to detain juveniles and adults at the center. The USMS has entered into an intergovernmental contract with the BOP to detain inmates at the facility as well. CCA's current management contracts with the INS and BOP expire in 1998. CCA is currently under negotiations with the INS and BOP regarding an additional series of contracts totaling a five-year term. CCA has managed this facility under similar contract renewals since 1985.

Detention Facilities. Detention facilities are multi-security level facilities used to house inmates of all levels, including pre-trial and pre-sentence prisoners for the USMS, inmates sentenced but not yet housed in correctional facilities, inmates awaiting trial, sentencing or hearing and persons detained by the INS. The detention facilities owned by the Company include the Central Arizona Detention Center, the Eloy Detention Center, the Leavenworth Detention Center, the Torrance County Detention Facility and the West Tennessee Detention Facility.

THE CENTRAL ARIZONA DETENTION CENTER is located on two tracts of land totaling 68 acres in Florence, Arizona and has a design capacity of 1,792 beds. The 275,000 square foot, minimum to medium security facility houses male prisoners for the USMS, the States of Alaska, Montana, and New Mexico, and the U.S. Virgin Islands and female prisoners for the State of Oregon. The facility was constructed in three phases with the original construction completed in October 1994 and the final expansion completed in February 1997. CCA anticipates the facility will seek ACA accreditation. CCA's current contracts with the USMS, the States of Alaska, New Mexico and Oregon and the U.S. Virgin Islands expire at various times through June 1999.

THE ELOY DETENTION CENTER is located on a 146 acre tract of land in Eloy, Arizona and has a design capacity of 1,500 beds. The 299,500 square foot medium security center, originally designed, built and managed by Concept, represents a joint arrangement between the INS and the BOP, each of which uses these beds to house either illegal aliens awaiting deportation or illegal aliens serving a short prison term prior to deportation. Originally constructed as a 1,000-bed facility, the facility was expanded by 250 beds in October 1996 and is currently undergoing a second 250-bed expansion. The facility is seeking ACA accreditation. CCA's management contract with the BOP commenced in July 1994 with a three-year base period that expired in February 1997 and with two one-year option periods. The current extension is in effect until February 1999.

THE LEAVENWORTH DETENTION CENTER is located on a 20 acre tract in Leavenworth, Kansas and has a design capacity of 327 beds. The 75,000 square foot, maximum security facility primarily houses federal prisoners awaiting trial, sentencing or hearing and persons detained by the USMS. Opened in June 1992, the center received ACA accreditation in August 1993. CCA's original management contract with the USMS had been extended through December 1997. Subsequently CCA entered into a contract with the USMS for a term through September 1998, and will be entering into negotiations with the USMS regarding a new contract.

THE TORRANCE COUNTY DETENTION FACILITY is located on a 2,840 acre tract in Estancia, New Mexico and has a design capacity of 910 beds. The 60,000 square foot, multi-security level facility houses pre-trial and pre-sentence prisoners for the USMS and the BOP and sentenced inmates for the New Mexico Department of Corrections and Torrance County. The facility was originally constructed in December 1990 with a design capacity of 286 beds and was expanded by 624 beds in 1997. The facility is seeking ACA accreditation. CCA's contract with Torrance County, New Mexico, USMS, BOP and the State of New Mexico do not have specific expiration dates.

THE WEST TENNESSEE DETENTION FACILITY is located on a 45 acre tract in Mason, Tennessee and has a design capacity of 600 beds. The 121,000 square foot, multi-level security facility houses adult male and male juveniles certified as adults for the USMS, the INS, the BOP and the Montana Department of Corrections (the "MDC"). The facility received its ACA accreditation in August 1992. CCA's current management contract with the MDC expires in September 1999. CCA's current management contracts with the USMS, INS and BOP are set to expire in August 1998.

Correctional Facilities. Correctional facilities are used to house inmates on a permanent basis for the duration of their sentences. The correctional facilities owned by the Company are the Cimarron Correctional Facility, the Northeast Ohio Correctional Center, the T. Don Hutto Correctional Center, and the Davis Correctional Center.

THE CIMARRON CORRECTIONAL FACILITY is located on approximately 71 acres of land in Cushing, Oklahoma and has a design capacity of 960 beds. The 207,000 square foot, medium security facility opened in May 1997. CCA is currently housing inmates for the State of Oklahoma under a one-year contract with four one-year renewal options. Pursuant to Oklahoma state law, in connection with the execution of the current contract by CCA, the Company granted the Oklahoma Department of Corrections (the "ODC") an option to purchase this facility at fair market value. The purchase price paid by the Company for such facility is subject to downward adjustment for a period of 12 months from the date of purchase in the event such option is exercised during that period and the fair market purchase price paid by the ODC is less than the purchase price paid by the Company to CCA.

THE NORTHEAST OHIO CORRECTIONAL CENTER is located on approximately 72 acres of land in Youngstown, Ohio. The 365,000 square foot, medium security facility was completed in March 1997 with a design capacity of 1,504 beds. A 512-bed, 60,000 square foot expansion was completed in July 1997, bringing the design capacity to 2,016 beds. CCA is currently housing 1,725 inmates in the facility for the District of Columbia under a one year contract with four one-year renewal options. The facility will seek ACA accreditation.

THE T. DON HUTTO CORRECTIONAL CENTER is located on approximately 64 acres of land in Taylor, Texas and has a design capacity of 480 beds. Opened in January 1997, the 136,000 square foot, medium security facility was developed, designed and constructed by CCA. CCA anticipates the facility will seek ACA accreditation within the next three years. The facility currently houses inmates for Williamson County, Texas and the States of Texas and Wyoming under contracts which expire at various times from the end of 1997 through January 2000.

THE DAVIS CORRECTIONAL CENTER is located on approximately 75 acres of land in Holdenville, Oklahoma and has a design capacity of 960 beds. The 190,000 square foot, medium security facility opened in April 1996. The facility currently houses inmates from the State of Oklahoma under a contract which expires in 2016. The ODC has an option to purchase this facility at fair market value. The purchase price paid by the Company for such facility is subject to downward adjustment for a period of 12 months from the date of purchase in the event such option is exercised during that period and the fair market purchase price paid by the ODC is less than the purchase price paid by the Company to CCA.

Historical Occupancy Rates of the Facilities. The following chart summarizes the historical inmate occupancy rates for the Facilities for each of the five years ended December 31, 1993-1997.

                    HISTORICAL INMATE OCCUPANCY OF FACILITIES


                                        1993         1994         1995          1996          1997
----------------------------------------------------------------------------------------------------
Bridgeport                               67.3%       94.2%        83.2%         98.4%         100.4%
Mineral Wells                            99.6        93.9         83.0          96.9          101.7
Houston                                 105.3       111.6         75.5          59.8          102.2
Laredo                                   87.7       109.3         94.0          90.0          118.3
Central Arizona                           N/A        33.7         92.7         104.9           95.7
Eloy                                      N/A        47.8         92.2          93.2           90.3
Leavenworth                              90.6        82.9         94.2          88.4           93.8
West Tennessee                           87.2        86.4         95.8          97.1           98.1
T. Don Hutto                              N/A         N/A          N/A           N/A           87.5
Northeast Ohio                            N/A         N/A          N/A           N/A           72.5
Torrance County                          70.1        80.1         95.5          97.5           74.6
Cimarron                                  N/A         N/A          N/A           N/A           85.1
Davis                                     N/A         N/A          N/A           N/A           99.7

The Option Facilities.

Set forth below are brief descriptions of each of the Option Facilities. Two of the Option Facilities are subject to options to purchase at the lesser of fair market value and depreciated book value in favor of the applicable correctional authority.See "Risk Factors -- Corrections and Detention Industry Risks - Options to Purchase."

THE NORTH FORK CORRECTIONAL FACILITY is located on a 75-acre tract in Sayre, Oklahoma. Scheduled for completion by the first quarter of 1998, the 287,000 square foot, medium security facility will have a design capacity of 1,440 beds. The facility will seek ACA accreditation. CCA is currently under negotiation with the State of Michigan with regard to beds in this facility. CCA also anticipates housing inmates from the State of Oklahoma in this facility.

THE HUERFANO COUNTY CORRECTIONAL CENTER is located on two tracts of land totaling 82 acres in Walsenburg, Colorado. The 207,000 square foot, medium security facility has a design capacity of 752 beds and opened in November 1997. The facility will seek ACA accreditation and houses inmates for the State of Colorado.

THE WHITEVILLE CORRECTIONAL CENTER will be located in Whiteville, Tennessee and will have a design capacity of 1,024 beds. The medium security facility is scheduled to open in July 1998, and the facility will seek ACA accreditation. CCA is currently negotiating with the State of Wisconsin with respect to the housing of inmates in the facility.

THE KIT CARSON CORRECTIONAL CENTER is located on 105 acres in Burlington, Colorado. The 222,000 square foot, medium security facility will have a design capacity of 768 beds and is scheduled to open in November 1998. CCA anticipates housing inmates from the State of Colorado in this facility.

THE DIAMONDBACK CORRECTIONAL FACILITY is located on 120 acres in Watonga, Oklahoma. The 287,000 square foot, medium security facility will have a design capacity of 1,440 beds and is scheduled to open in October 1998. CCA anticipates housing inmates for the State of Colorado in this facility.

THE WHEELER COUNTY CORRECTIONAL FACILITY is located on 146 acres in Alamo, Georgia. The 135,000 square foot, medium security facility will have an initial design capacity of 500 beds and is scheduled to open in January 1999. CCA has a contract with the State of Georgia for the housing of inmates in this facility pursuant to which the Georgia Department of Corrections (the "GDOC") may require CCA to increase the design capacity of the facility to up to 1,000 beds. Upon completion of this facility, GDOC will have the right to purchase this facility from the owner at any time during the term of the management contract between CCA and the GDOC, at the lesser of fair market value and the depreciated book value. The Company expects that the purchase price paid by the Company for this facility will be subject to downward adjustment for a period of 12 months in the event such option is exercised after such facility is acquired by the Company and the purchase price paid by the GDOC is less than the purchase price paid by the Company to CCA.

THE COFFEE COUNTY CORRECTIONAL FACILITY is located on 97 acres in Nicholls, Georgia. The 135,000 square foot, medium security facility will have an initial design capacity of 500 beds and is scheduled to open in January 1999. CCA has a contract with the State of Georgia for the housing of inmates in this facility pursuant to which the GDOC may require CCA to increase the design capacity of the facility to up to 1,000 beds. Upon completion of this facility, GDOC will have the right to purchase this facility at any time during the term of the management contract between CCA and the GDOC, at the lesser of fair market value and the depreciated book value. The Company expects that the purchase price paid by the Company for this facility will be subject to downward adjustment for a period of 12 months in the event such option is exercised after such facility is acquired by the Company and the purchase price paid by the GDOC is less than the purchase price paid by the Company to CCA.

THE CALIFORNIA CITY CORRECTIONAL FACILITY will be located on 320 acres in California City, California. The 489,000 square foot, medium security facility will have a design capacity of 2,034 beds and is scheduled to open in July 1999. CCA anticipates housing inmates for the State of California in this facility.

THE MENDOTA CORRECTIONAL FACILITY will be located on 247 acres in Mendota, California. The 261,000 square foot, medium security facility will have a design capacity of 1,024 beds and is scheduled to open in July 1999. CCA anticipates housing Federal inmates in this facility.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on the consolidated financial statements of the Company. See "Risk Factors - Corrections and Detention Industry Risks - Legal Proceedings."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 1997.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET PRICE OF AND DISTRIBUTIONS ON COMMON SHARES.

The Company's Common Shares began trading on the New York Stock Exchange ("NYSE") on July 15, 1997, under the symbol "PZN". On March 9, 1998, the last reported sale price per share of Common Shares was $42.88 and there were 77 registered holders and approximately 6,706 beneficial holders, respectively, of the Company's Common Shares. The following table sets forth the quarterly high and low closing sale prices per share of Common Shares reported on the NYSE and the cash distributions declared per share by the Company with respect to each such period.



1997 Distribution Period                                         Price Range              Cash Distribution
                                                             -------------------          Declared and Paid
                                                             High           Low            Per Common Share
                                                             ----           ---            ----------------
Third Quarter (from July 15, 1997                           $37.75         $28.83              $0.346(1)
  through September 30, 1997)
Fourth Quarter                                              $44.63         $33.00              $0.425(2)

------------------
(1) Represents a pro rata distribution of the Company's initial quarterly distribution of $0.425 per share based on a partial calendar quarter beginning on July 18, 1997, the closing date of the Initial Offering.
(2) The Company paid a distribution of $0.425 per share relating to the fourth quarter of 1997 that was paid on January 15, 1998 to shareholders of record on December 31, 1997.

The Company has paid and intends to continue to pay regular quarterly distributions on its Common Shares. The Company will also pay regularly quarterly dividends on the Company's Series A Preferred Shares pursuant to the terms of such shares, with the first such payment being made on April 15, 1998 for the initial partial quarterly period ending March 31, 1998. Future distributions by the Company on the Common Shares will be at the discretion of the Board of Trustees and will depend on the Company's financial condition, its capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant, and there can be no assurance that any such distributions will be made by the Company. Under the Bank Credit Facility, the Company may make distributions on its capital shares (including distributions on the Common Shares and the dividends on the Series A Preferred Shares discussed herein) only if the Company is not in default under the Bank Credit Facility.

In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income (excluding net capital gains). Under certain circumstances, the Company may be required to make distributions in excess of available cash in order to meet such distribution requirements. In such event, the Company would seek to borrow the amount to obtain the cash necessary to make distributions to retain its qualification as a REIT for federal income tax purposes.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

Sale of Unregistered Securities

The Company was formed as a Maryland real estate investment trust in April 1997, with one shareholder being issued 1,000 Common Shares in consideration of $1,000.

On July 18, 1997, upon consummation of the Company's Initial Offering, D. Robert Crants, III and Michael W. Devlin each received 150,000 Common Shares as a development fee and for services rendered and as reimbursement of actual costs incurred in connection with the formation of the Company, the consummation of the Company's Initial Offering and the closing of the purchase of nine facilities from CCA. The reimbursed costs include certain costs related to property due diligence, employee compensation, travel and overhead. The Company received no cash proceeds from the issuance of these 300,000 shares.

All of the Common Shares issued by the Company discussed herein were issued pursuant to an exemption from the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act of 1933, as amended.

Common Shares

On July 18, 1997, pursuant to the Company's Registration Statement on Form S-11 (File No. 333-25725) declared effective by the U.S. Securities and Exchange Commission (the "Commission") on July 10, 1997, the Company completed an initial offering of 21,275,000 of its Common Shares (the "Initial Offering") (including 2,775,000 Common Shares issued as a result of the exercise of an over-allotment option by the underwriters). The gross proceeds to the Company from the sale of the Common Shares was approximately $446.8 million, generating net proceeds to the Company of $412.1 million after deduction of the underwriting discount and offering expenses. The Company used $308.1 million of the net proceeds to purchase the nine Initial Facilities simultaneously with the completion of the Initial Offering. The balance of the net proceeds along with working capital and borrowings under the Bank Credit Facility were subsequently used to purchase two of the Option Facilities (the Northeast Ohio Correctional Center and the Torrance County Detention Facility) and for general corporate purposes. The Initial Offering was underwritten by a syndicate of underwriters lead managed by J.C. Bradford & Co., A.G. Edwards & Sons, Inc., Legg Mason Wood Walker Incorporated, Lehman Brothers, PaineWebber Incorporated, and Stephens Inc.

Subsequent Offering of Series A Preferred Shares

On January 30, 1998, pursuant to the Company's Registration Statement on Form S-11 (File No. 333-43935) declared effective by the Commission on January 26, 1998, the Company completed an offering of 4,300,000 shares of 8.0% Series A Cumulative Preferred Shares, $0.01 par value per share (the "Series A Preferred Shares") (including 300,000 Series A Shares issued as a result of the exercise of an over-allotment option by the underwriters), at a price of $25.00 per share. The Series A Preferred Shares are redeemable at any time on or after January 30, 2003, at $25 per share, plus dividends accrued and unpaid to the redemption date. The Series A Preferred Shares have no stated maturity, sinking fund provision or mandatory redemption and are not convertible into any other securities of the Company. Dividends on the Series A Preferred Shares are cumulative from the date of original issue of such shares and are payable quarterly in arrears on the fifteenth day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%. The shares are listed on the NYSE under the symbol "PNZ Pr A." The offering of the Series A Preferred Shares was underwritten by a syndicate of underwriters lead managed by J.C. Bradford & Co., NationsBanc Montgomery Securities LLC, PaineWebber Incorporated, Stephens Inc. and Wheat First Butcher Singer.

The gross proceeds from the sale of the Series A Preferred Shares were approximately $107.5 million, generating net proceeds to the Company of approximately $103.5 million after deduction of the underwriting discount and estimated offering expenses. The Company used approximately $72.7 million of the net proceeds to repay outstanding indebtedness under the Bank Credit Facility. The balance will be used to make future acquisitions of correctional and detention facilities and for general corporate purposes.

ITEM 6.           SELECTED FINANCIAL DATA.

The selected historical consolidated financial information set forth below as of December 31, 1997 and for the period from July 18, 1997 to December 31, 1997 has been derived from the Company's audited consolidated financial statements as of December 31, 1997 and for the period from July 18, 1997 to December 31, 1997. All information contained in the following table should be read in conjunction with the consolidated financial statements and related notes of the Company included elsewhere in this Form 10-K.

                                                                                   PERIOD FROM JULY 18, 1997
                                                                                      TO DECEMBER 31, 1997
                                                                                   -------------------------
OPERATING DATA:
  Revenues:
    Rental                                                                                    $19,980
    Interest                                                                                      600
                                                                                              -------
                                                                                               20,580
                                                                                              -------
  Costs and Expenses:
    Depreciation                                                                                5,088
    Interest                                                                                      184
    General and administrative                                                                    981
                                                                                              -------
                                                                                                6,253
                                                                                              -------
  Net income                                                                                  $14,327
                                                                                              =======
  Net income per share:
    Basic                                                                                     $  0.66
    Diluted                                                                                   $  0.65
  Weighted average number of shares outstanding, basic                                         21,576
  Weighted average number of shares outstanding, diluted                                       22,007
Other Data:
  Funds from Operations(1)                                                                    $19,415
  Net cash provided by operating activities                                                    19,835
  Distributions on Common Shares                                                               16,635
  Distributions per Common Share                                                              $  0.77

                                                                                     AS OF DECEMBER 31, 1997
                                                                                     -----------------------
BALANCE SHEET DATA:
  Net real estate properties                                                                 $453,272
  Total assets                                                                                454,438
  Line of credit                                                                               32,000
  Total shareholders' equity                                                                  412,749

(1) Management believes Funds from Operations (as hereinafter defined) is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Funds from Operations is defined by the Board of Governors of NAREIT (as hereinafter defined) as net income (loss) (computed in accordance with GAAP), excluding significant non-recurring items, gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures and, accordingly, may not be comparable to other REITs' Funds from Operations calculated under a differing methodology. Funds from Operations should be examined in conjunction with net income as presented.

                                                             PERIOD FROM JULY 18, 1997
                                                                TO DECEMBER 31, 1997
                                                                --------------------

Calculation of Funds from Operations:
Net income                                                            $14,327
Plus: Real estate depreciation                                          5,088
                                                                      -------
Funds from Operations                                                 $19,415
                                                                      =======

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

The Company was formed on April 23, 1997, as a Maryland real estate investment trust to capitalize on the opportunities created by the increased demand for private correctional and detention facilities. The Company intends to qualify as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 1997.

On July 18, 1997, the Company commenced operations after completing an initial public offering of 21,275,000 common shares (including 2,775,000 shares issued as a result of the exercise of an over-allotment option by the underwriters) (the "Initial Offering"). The 21,275,000 common shares were issued at the Initial Offering price of $21.00, generating gross proceeds of $446.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $412.1 million.

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators, including affiliates of the sellers. The Company's initial investments were privately-managed facilities that were owned and operated by CCA. However, the Company is pursuing other opportunities, including acquisitions and leasebacks of, or financings for, correctional facilities owned and operated by various government entities and private operators other than CCA. Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities; and
(ii) interest earned from the temporary investment of funds in short-term investments.

The Company, together with its wholly-owned management subsidiary, Prison Realty Management, Inc., a Tennessee corporation, incurs operating and administrative expenses including, principally, compensation expense for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

The Company expects to leverage its portfolio of real estate equity investments and will incur long and short-term indebtedness, and related interest expense, from time to time.

The Company has made distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Code and, in general, in amounts exceeding taxable income.

RESULTS OF OPERATIONS.

For the period from July 18, 1997 to December 31, 1997 (the "Initial Period"), rental revenues of $20.0 million were generated from the immediate leaseback of 12 correctional and detention facilities purchased during the Initial Period. Nine facilities were purchased on July 18, 1997, and generated $15.4 million in lease revenues, while three correctional and detention facilities individually purchased throughout the Initial Period generated $4.6 million.

Interest income of $0.6 million was earned during the Initial Period through investment of the Initial Offering proceeds prior to purchase of the real estate properties and the investment of cash provided by operations. Interest rates generally ranged from 5.5% to 5.7%.

Depreciation of real estate properties totaled $5.1 million for the Initial Period and was calculated from the purchase closing date to period end, as all assets were considered immediately in use.

General and administrative expenses incurred for the Initial Period were approximately $981,000, or 4.9% of lease revenues and consisted primarily of management salaries and benefits, legal and other administrative costs. Interest expense (including amortization of loan costs) incurred for the Initial Period was $184,000 based on borrowings under the Bank Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES.

Upon completion of the Initial Offering, the Company received approximately $412.1 million in net proceeds. The Company used these funds and borrowings under the Bank Credit Facility to purchase 12 correctional and detention facilities at an aggregate cost of $455.4 million. Initially, cash on hand was invested by the Company in interest-bearing accounts and other short-term, interest-bearing securities that are consistent with the Company's election to seek qualification for taxation as a REIT. After the Company began utilizing the Bank Credit Facility, cash available was utilized to reduce outstanding borrowings. Outstanding borrowings under the Bank Credit Facility at December 31, 1997 totaled $32.0 million.

The Company expects to meet its short-term liquidity requirements generally through its initial working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to maintain qualification as a REIT. All facilities owned by the Company will be leased to third parties under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any significant expenses in connection with the facilities during the terms of the Leases. The Company anticipates entering into similar leases with respect to all properties acquired in the future.

On December 2, 1997, the Board of Trustees declared a distribution of $0.425 per share for the quarter ended December 31, 1997. Such distribution was paid on January 15, 1998 to shareholders of record on December 31, 1997. The Company paid a pro rata distribution of $0.346 per share for the period from July 18, 1997 through September 30, 1997 on October 15, 1997 based on the anticipated initial regular per share quarterly distribution rate of $0.425. The distributions to the Company's shareholders are in accordance with the Code's requirements for qualification as a REIT.

The Company closed on the $150.0 million Bank Credit Facility contemporaneously with the closing of the Initial Offering. The Bank Credit Facility is a three-year, revolving, secured acquisition credit facility that expires in July 2000. As of December 31, 1997, the outstanding balance under the Bank Credit Facility was $32.0 million, with an effective interest rate of approximately 7.44%, determined by adding 1.50% to the LIBOR rate for the interest period selected by the Company. The Company may specify LIBOR rate loans of one, two, three, or six month maturities. The Company may also borrow up to $5.0 million at the prime rate for working capital purposes and repay such loans at any time. A commitment fee of 0.25% per annum accrues on the amount of the unused available credit commitment. Any borrowings under the Bank Credit Facility are secured by the pledge of each of the Facilities. The Company is subject to ongoing compliance with a number of financial and other covenants under the Bank Credit Facility, with which the Company is and has been in compliance.

On January 30, 1998, the Company netted approximately $103.5 million through its offering of 4,300,000 8.0% Series A Cumulative Preferred Shares, $0.01 par value per share, at a price of $25 per share. The Company used approximately $72.7 million of the preferred share offering proceeds to repay outstanding indebtedness under the Bank Credit Facility. The Company borrowed $40.7 million subsequent to December 31, 1997 to fund the January 5, 1998 acquisition of the Davis Correctional Facility and for working capital purposes. Remaining proceeds of the preferred share offering will be used to finance the acquisition of additional facilities, including certain of the Option Facilities.

The Company has no commitments with respect to other capital expenditures. However, the Company has options with varying terms to purchase any or all of the nine Option Facilities from CCA for CCA's costs of developing, constructing and equipping the facilities, plus 5% of such costs, aggregating approximately $390.0 million. In addition, the Company has an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the Service Commencement Date with respect to such facility.

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing in public or private transactions, equity or debt securities. The Company anticipates that as a result of its initially low debt to total capitalization ratio and its intention to maintain a debt to total capitalization ratio of 50% or less, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Code.

YEAR 2000 COMPLIANCE.

While the Company has completed an assessment of its computer systems and software applications and believes that both are "Year 2000" compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. In addition, the Company has not initiated formal communications with its lessee or with any of the entities which contract with its lessee to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company expects to address this issue with these parties in 1998, which is prior to any anticipated impact from the issue. Any Year 2000 compliance problem of the Company, its lessee or other third parties could result in a material adverse effect on the Company's business, prospects, results of operations and financial condition.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-2 as indicated below.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
         CONSOLIDATED FINANCIAL STATEMENTS

                  Report of Independent Public Accountants...........................F-2

                  Consolidated Balance Sheet as of December 31, 1997.................F-3

                  Consolidated Statement of Income for the period from
                    July 18, 1997 to December 31, 1997...............................F-4

                  Consolidated Statement of Shareholders' Equity for the
                    period from July 18, 1997 to December 31, 1997...................F-5

                  Consolidated Statement of Cash Flows for the period
                    From July 18, 1997 to December 31, 1997..........................F-6

                  Notes to the Consolidated Financial Statements.....................F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND, FINANCIAL DISCLOSURE.

There have been no disagreements with the Company's accountants on any matter of accounting principles and practices or financial statement disclosures. Arthur Andersen LLP was selected by the Company's Board of Trustees to serve as the Company's independent public accountant for the Initial Offering and for the partial year ended December 31, 1997.


                                    PART III.

Certain information required by this Part III is omitted from this report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A of its Annual Meeting of Shareholders to be held in May 1998 (the "Proxy Statement") and the information included in the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement.


ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY.

The information responsive to this Item is contained in the sections entitled "Proposals for Shareholder Action Proposal 1 - Election of Trustees" included in the Company's Proxy Statement, which information is incorporated herein by this reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information responsive to this Item is contained in the sections entitled "Executive Compensation," included in the Company's Proxy Statement, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information responsive to this Item is contained in the section entitled "Principal Shareholders and Security Ownership of Management" included in the Company's Proxy Statement, which information is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information responsive to this Item is contained in the section entitled "Certain Relationships and Related Transactions" included in the Company's Proxy Statement, which information is incorporated herein by this reference.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Report:

                  (1)      Financial Statements.
                           The Financial Statements as set forth under Item 8 of this report on Form 10-K have been filed herewith, beginning on Page F-1 of this report.

                  (2)      Financial Statement Schedules.
                           The financial statement schedule entitled "Schedule III-Real Estate and Accumulated Depreciation as of December 31, 1997" is included herein as Exhibit S-1 to the Financial Statements.* All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.

                  (3) The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

         (c)      Certain Exhibits. See Item 14(a)(3) above.

         (d) Certain Financial Statements. See Item 14(a) (1) and (2) above.




















* The financial statement schedule required to be filed hereunder has been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended, and has been filed separately with the Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on March 16, 1998.


                                    CCA PRISON REALTY TRUST


                                    By:     /s/ D. Robert Crants, III
                                        ---------------------------------------
                                            D. Robert Crants, III, President


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints D. Robert Crants, III and Vida H. Carroll, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of CCA Prison Realty Trust for the fiscal year ended December 31, 1997, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   Name                                    Title                               Date
                   ----                                    -----                               ----

 /s/ Doctor R. Crants
-----------------------------------
            Doctor R. Crants                 Chairman of the Board of Trustees            March 16, 1998
                                                        and Trustee


 /s/ J. Michael Quinlan
-----------------------------------
           J. Michael Quinlan                     Chief Executive Officer                 March 16, 1998
                                                        and Trustee


 /s/ D. Robert Crants, III
-----------------------------------
          D. Robert Crants, III                    President and Trustee                  March 16, 1998


 /s/ Michael W. Devlin
-----------------------------------
            Michael W. Devlin                     Chief Operating Officer                 March 16, 1998
                                                        and Trustee


                   Name                                    Title                               Date
                   ----                                    -----                               ----

 /s/ Vida H. Carroll
-----------------------------------
             Vida H. Carroll                      Chief Financial Officer                 March 16, 1998
                                                  (Principal Financial and
                                                    Accounting Officer)

 /s/ C. Ray Bell
-----------------------------------
               C. Ray Bell                                Trustee                         March 16, 1998


 /s/ Richard W. Cardin
-----------------------------------
            Richard W. Cardin                             Trustee                         March 16, 1998


 /s/ Monroe J. Carell, Jr.
-----------------------------------
          Monroe J. Carell, Jr.                           Trustee                         March 16, 1998


 /s/ John W. Eakin, Jr.
-----------------------------------
           John W. Eakin, Jr.                             Trustee                         March 16, 1998


 /s/ Ted Feldman
-----------------------------------
               Ted Feldman                                Trustee                         March 16, 1998


 /s/ Jackson W. Moore
-----------------------------------
            Jackson W. Moore                              Trustee                         March 16, 1998


 /s/ Rusty L. Moore
-----------------------------------
             Rusty L. Moore                               Trustee                         March 16, 1998


 /s/ Joseph V. Russell
-----------------------------------
            Joseph V. Russell                             Trustee                         March 16, 1998


 /s/ Charles W. Thomas, Ph.D.
-----------------------------------
        Charles W. Thomas, Ph.D.                          Trustee                         March 16, 1998

                             CCA PRISON REALTY TRUST
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      ----

CONSOLIDATED FINANCIAL STATEMENTS


    Report of Independent Public Accountants                                                           F-2

    Consolidated Balance Sheet as of December 31, 1997                                                 F-3

    Consolidated Statement of Income for the period from
      July 18, 1997 to December 31, 1997                                                               F-4

    Consolidated Statement of Shareholders' Equity for the
      period from July 18, 1997 to December 31, 1997                                                   F-5

    Consolidated Statement of Cash Flows for the period
      from July 18, 1997 to December 31, 1997                                                          F-6


    Notes to the Consolidated Financial Statements                                                     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCA Prison Realty Trust:

         We have audited the accompanying consolidated balance sheet of CCA Prison Realty Trust (a Maryland real estate investment trust) and subsidiary as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the period from July 18, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Prison Realty Trust and subsidiary as of December 31, 1997, and the results of its operations and its cash flows for the period from July 18, 1997 to December 31, 1997, in conformity with generally accepted accounting principles.

                                                     ARTHUR ANDERSEN LLP

NASHVILLE, TENNESSEE
JANUARY 9, 1998

                             CCA PRISON REALTY TRUST

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                            ASSETS

Real Estate Properties, at Cost
  Correctional and Detention Facilities                               $ 458,360
  Less - Accumulated Depreciation                                        (5,088)
                                                                      ---------
         Net Real Estate Properties                                     453,272

Cash and Cash Equivalents                                                   756
Other Assets                                                                410
                                                                      =========
         Total Assets                                                 $ 454,438
                                                                      =========


             LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities
  Distributions Payable                                               $   9,170
  Line of Credit                                                         32,000
  Accounts Payable and Accrued Expenses                                     519
                                                                      ---------
         Total Liabilities                                               41,689
                                                                      ---------

Commitments and Contingencies

Shareholders' Equity
  Preferred Shares, $.01 par value; 10,000,000 shares
    authorized; none outstanding                                             --
  Common Shares, $.01 par value; 90,000,000 shares
    authorized; 21,576,000 shares issued and outstanding                    216
  Capital in Excess of Par Value                                        414,841
  Accumulated Distributions in Excess of Net Income                      (2,308)
                                                                      ---------
         Total Shareholders' Equity                                     412,749
                                                                      =========
         Total Liabilities and Shareholders' Equity                   $ 454,438
                                                                      =========



                The accompanying Notes to Consolidated Financial
               Statements are an integral part of this statement.

                             CCA PRISON REALTY TRUST

                        CONSOLIDATED STATEMENT OF INCOME
                 PERIOD FROM JULY 18, 1997 TO DECEMBER 31, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



Revenues
  Rental                                                                 $19,980
  Interest                                                                   600
                                                                         -------
                                                                          20,580
                                                                         -------
Expenses
  Depreciation                                                             5,088
  Interest                                                                   184
  General and Administrative                                                 981
                                                                         -------
                                                                           6,253
                                                                         -------
Net Income                                                               $14,327
                                                                         =======

Net Income Per Share
  Basic                                                                  $  0.66
                                                                         =======
  Diluted                                                                $  0.65
                                                                         =======

Weighted Average Number of Shares Outstanding, Basic                      21,576
                                                                         =======
Weighted Average Number of Shares Outstanding, Diluted                    22,007
                                                                         =======


                The accompanying Notes to Consolidated Financial
               Statements are an integral part of this statement.

                             CCA PRISON REALTY TRUST

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 PERIOD FROM JULY 18, 1997 TO DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)



                                                                                Accumulated
                                            Common Shares        Capital in    Distributions
                                        --------------------     Excess of     in Excess of
                                           Shares     Amount     Par Value       Net Income       Total
                                        ---------     ------     ---------      ---------       ---------
Initial Capital Contribution                    1     $   --      $       1      $      --      $        1
Shares Issued, net offering costs
  of $3,445                                21,575        216        414,840             --         415,056
Net Income                                     --         --             --         14,327          14,327
Distributions to Shareholders                  --         --             --        (16,635)        (16,635)
                                        ---------      -----      ---------      ---------       ---------
Balance, December 31, 1997                 21,576      $ 216      $ 414,841      $  (2,308)      $ 412,749
                                        =========      =====      =========      =========       =========



                The accompanying Notes to Consolidated Financial
               Statements are an integral part of this statement.

                             CCA PRISON REALTY TRUST

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 PERIOD FROM JULY 18, 1997 TO DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

Cash Flows from Operating Activities
  Net Income                                                                  $  14,327
  Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
    Depreciation of Real Estate Properties                                        5,088
    Changes in Assets and Liabilities:
      Other Assets                                                                  (99)
      Accounts Payable and Accrued Expenses                                         519
                                                                              ---------
         Net Cash Provided by Operating Activities                               19,835
                                                                              ---------

Cash Flows from Investing Activities
  Acquisition of Real Estate Properties                                        (455,360)
                                                                              ---------
         Net Cash Used In Investing Activities                                 (455,360)

Cash Flows from Financing Activities
  Initial Capital Contribution                                                        1
  Proceeds from Initial Public Offering, net of Offering Costs of $3,445        412,056
  Borrowings under Line of Credit                                                32,600
  Repayments under Line of Credit                                                  (600)
  Distributions paid on Common Shares                                            (7,465)
  Loan Origination Costs                                                           (311)
                                                                              ---------
         Net Cash Provided by Financing Activities                              436,281
  Net Increase in Cash and Cash Equivalents                                         756
  Cash and Cash Equivalents, Beginning of Period                                     --
                                                                              ---------
  Cash and Cash Equivalents, End of Period                                    $     756
                                                                              =========

  Supplemental Disclosure of Noncash Transactions:
   Increase in Distributions Payable                                          $   9,170
   Reduction in Shareholders' Equity through
    Distributions to Shareholders                                                (9,170)
   Increase in Real Estate Properties due to Development Fee
    Paid in Shares                                                               (3,000)
   Increase in Shareholders' Equity through issuance
    of Development Fee Shares                                                     3,000
                                                                              ---------
                                                                              $      --
                                                                              =========
  Supplemental Disclosure of Cash Flow Information:
   Cash paid for Interest                                                     $      --
   Cash paid for Income Taxes                                                        --
                                                                              ---------
                                                                              $      --
                                                                              =========

                The accompanying Notes to Consolidated Financial
               Statements are an integral part of this statement.

                             CCA PRISON REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1. ORGANIZATION AND OPERATIONS

         CCA Prison Realty Trust (the "Company"), a Maryland real estate investment trust, was formed April 23, 1997 to acquire, develop, and lease private and public correctional and detention facilities. The Company plans to elect to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

         On July 18, 1997, the Company commenced operations after completing an initial public offering of 21,275,000 common shares (including 2,775,000 shares issued as a result of the exercise of an over-allotment option by the underwriters) (the "Initial Offering"). The 21,275,000 common shares were issued at the Initial Offering price of $21.00, generating gross proceeds of $446,775,000. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $412,056,000. D. Robert Crants, III and Michael W. Devlin each received 150,000 Common Shares as a development fee and reimbursement for expenses incurred in connection with the promotion and formation of the Company.


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

         The consolidated financial statements of the Company include all the accounts of the Company and its wholly owned management subsidiary, Prison Realty Management, Inc. (a Tennessee corporation). All significant intercompany balances and transactions have been eliminated.

  Cash and Cash Equivalents

         The Company considers all short-term, highly-liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

  Real Estate Properties

         Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and land improvements, building and improvements, and machinery and equipment based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life of 40 years for building and improvements and seven years for machinery and equipment.

  Federal Income Taxes

         The Company plans to elect to qualify as a REIT under the Code, commencing with its taxable period ending December 31, 1997. As a result, the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

  Leases and Rental Income

         All leases are accounted for as operating leases. Under this method, lease payments are recognized as revenue as earned.

  Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

         To meet the reporting requirements of Statement of Financial Accounting Standards No. ("SFAS") 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments at quoted market prices. At December 31, 1997, there were no material differences in the book values of the Company's financial instruments and their related fair values.

  New Accounting Pronouncement

         SFAS 130, "Reporting Comprehensive Income" has been issued effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company does not anticipate the adoption of SFAS 130 to have a material effect on the Company's financial statements.


3. REAL ESTATE PROPERTIES

         As of December 31, 1997, the Company had investments in 12 leased correctional and detention facilities. Cost components of these real estate properties are as follows (in thousands):

Land and land improvements                                            $   6,321
Building and improvements                                               439,664
Machinery and equipment                                                  12,375
                                                                      ---------
                                                                        458,360
Less accumulated depreciation                                            (5,088)
                                                                      ---------
                                                                      $ 453,272
                                                                      =========

4. DISTRIBUTIONS PAID AND PAYABLE TO SHAREHOLDERS

         On December 2, 1997, the Board of Trustees declared a distribution of $0.425 per share for the quarter ended December 31, 1997, to shareholders of record on December 31, 1997. The distribution is scheduled to be paid on January 15, 1998. The Company paid a pro rata distribution of $0.346 per share for the period from July 18, 1997 through September 30, 1997 on October 15, 1997 based on the anticipated initial regular per share quarterly distribution rate of $0.425. Distributions for the year ended December 31, 1997 may be characterized for tax purposes as follows:

 Declaration     Record       Payment     Distribution      Ordinary        To be Reported as
     Date         Date          Date       Per Share     Taxable Income     1998 Distribution
 -----------    --------      -------      -----------   --------------     ------------------
     9/3/97      9/30/97      10/15/97        $0.346            100.0%             0.0%
    12/2/97     12/31/97       1/15/98        $0.425             74.8%            25.2%


5. BANK CREDIT FACILITY

         The Company has a $150 million, three-year, revolving, secured acquisition credit facility that expires in July 2000. The bank credit facility is from several major U.S. and non-U.S. banks. As of December 31, 1997, the outstanding balance on the credit facility was $32 million, with an effective interest rate of approximately 7.44%, determined by adding 1.50% to the LIBOR rate for the interest period selected by the Company. The Company may specify LIBOR rate loans of one, two, three, or six month maturities. The Company may also borrow up to $5.0 million at the prime rate for working capital purposes and repay such loans at any time. The Bank Credit Facility is secured by all assets of the Company. A commitment fee of 0.25% per annum accrues on the amount of the unused available credit commitment. The Company is subject to ongoing compliance with a number of financial and other covenants under the Bank Credit Facility, all of which the Company is in compliance.


6. EMPLOYEE BENEFIT PLAN

         On September 3, 1997, the Board of Trustees adopted the CCA Prison Realty Trust Employee Savings and Stock Ownership Plan (the "ESOP") whereby eligible employees may defer certain percentages of their pretax compensation, subject to federal limitations, for the purchase of Company common shares at current market prices. Benefits are paid on death, retirement or termination. The Company may make contributions to the ESOP, subject to approval by the Plan Administrator. Company contributions may be in the form of "matching" contributions determined as a percentage of the employee's deferral amount or "basic" contributions which would be set as a percentage of all participants' compensation, subject to limitations of the Code. Company contributions made on behalf of employees will vest ratably over five years. Expense accrued by the Company for matching and basic contributions at December 31, 1997 totaled approximately $22,000.


7.  SHARE OPTION AND INCENTIVE PLANS

         The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as non-employee trustees. In conjunction with the Initial Offering, the Company granted options to officers, employees and trustees. Options granted under the Company's plans are granted with exercise prices equal to the market value at the date of grant. The term of such options is ten years from the date of grant. In general, one-fourth of the options granted to executive officers and employees vest immediately, with the remaining options becoming exercisable ratably on the first, second, and third anniversary of the dates of grant. Options granted to non-employee trustees vest at the date of grant. Shares remaining for issuance under the share incentive and non-employee trustees plans total 466,000 and 105,000, respectively.

         A summary of the Company's share option activity, and related information for the period from July 18, 1997 to December 31, 1997 follows:

                                                                        Weighted
                                                          Options        Average
                                                           (000s)     Exercise Price
                                                           -----      ---------------
Granted at Initial Offering                                1,075          $21.00
Granted during period                                        103           37.81
Exercised                                                     --              --
Forfeited                                                     --              --
                                                           -----          ------
Outstanding at end of period                               1,178          $22.47
                                                           =====          ======
Exercisable at end of period                                 328          $22.30
                                                           =====          ======

         A summary of the Company's outstanding and exercisable options and related information at December 31, 1997 follows:

                                   OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          --------------------------------    ------------------
                                      WEIGHTED
                                       AVERAGE     WEIGHTED              WEIGHTED
                                      REMAINING    AVERAGE               AVERAGE
         EXERCISE         OPTIONS    CONTRACTUAL   EXERCISE    OPTIONS   EXERCISE
          PRICES           (000S)       LIFE        PRICE      (000S)     PRICE
         --------         -------     ----------   ------      ------     ------

         $21.00             1,075        9.54      $21.00        303      $21.00
         $37.81               103        9.92       37.81         25       37.81
                            -----      ------      ------      -----      ------
                            1,178        9.57      $22.47        328      $22.30
                            =====      ======      ======      =====      ======

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. In accordance with APB Opinion 25, during the period from July 18, 1997 to December 31, 1997, the Company recognized no compensation expense related to the grant of share awards. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 established new financial accounting and reporting standards for stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS 123. However, had compensation cost for the Company's share-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the period from July 18, 1997 to December 31, 1997, would have been reduced to the following pro forma amounts (in thousands except per share amounts):

         Net Income                                              $13,960
         Basic Net Income per Share                              $  0.65
         Diluted Net Income Per Share                            $  0.63

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 7.57%, expected volatility of 40.0%, risk-free interest rate of US zero coupon bonds with time to maturity approximately equal to the options average time to exercise of 6.22%, and expected lives of ten years for each option.


8. NET INCOME PER SHARE

         SFAS 128, "Earnings per Share," has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company has adopted the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share for the Company was computed by dividing net income by the weighted average number of common shares outstanding during the period or 21,576,000 shares. Diluted earnings per share was computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to the Company's outstanding share options, or additional shares of 431,000, after assuming a buyback of shares under the treasury method.


9. RELATIONSHIP WITH CORRECTIONS CORPORATION OF AMERICA

         On July 18, 1997, the following transactions with Corrections Corporation of America and certain of its subsidiaries (collectively, "CCA") occurred simultaneously with the completion of the Initial Offering:

- The Company acquired the following nine correctional and detention facilities (the "Initial Facilities") from CCA for an aggregate purchase price of $308.1 million:

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

- The Company entered into agreements with CCA to lease the Initial Facilities back to CCA pursuant to long-term, non-cancelable triple net leases (the "Leases") which require CCA to pay all operating expenses, taxes, insurance and other costs. All of the Leases provide for initial, annual base rents which aggregate $33.9 million, with 4% annual escalations, and have primary terms ranging from 10-12 years which may be extended at the fair market rates for three additional five-year periods upon the mutual agreement of the Company and CCA. The obligations of CCA under the Leases are cross-defaulted to each of the other Leases with respect to payment defaults and certain other defaults. In addition, the Leases provide CCA with a right of first refusal in the event the Company obtains an acceptable third party offer to acquire any interest in any facility or in any correctional or detention facility acquired or developed by the Company in the future and operated by CCA.

- The Company entered into option agreements with CCA (the "Option Agreements") pursuant to which the Company was granted the option to acquire and leaseback to CCA any or all of five option facilities (the "Initial Option Facilities") from CCA at any time during the three-year period following the acquisition of the Initial Facilities for CCA's costs of developing, constructing and equipping such facilities, plus 5% of such costs, aggregating approximately $219.6 million. In addition, CCA granted the Company an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility.

Subsequent to the Initial Offering, through December 31, 1997, the Company individually acquired the following three correctional and detention facilities from CCA and immediately entered into 10 year lease agreements with CCA which will continue to operate each of the facilities:

                  (i) Northeast Ohio Correctional Center, located in Youngstown, Ohio (one of the five Initial Option Facilities) for $70.1 million;

                  (ii) Torrance County Detention Facility, located in Estancia, New Mexico (one of the five Initial Option Facilities) for $38.5 million; and

                  (iii) Cimarron Correctional Facility, located in Cushing, Oklahoma for $38.3 million.

         The terms of the leases for the above facilities are substantially similar to the Leases with respect to the Initial Facilities and will provide for aggregate first year base rentals of approximately $16.0 million. The acquisitions were funded with remaining proceeds of the Initial Offering, borrowings under the Bank Credit Facility, and cash generated from operations.

         The Chairman of the Board of Trustees of the Company is also the Chairman of the Board of Directors, President and Chief Executive Officer of CCA.

  Leasing Activities

         All of the Company's 12 correctional and detention facilities are currently leased to CCA under non-cancelable leases with terms of 10 and 12 years, which expire on various dates through 2009. Future minimum lease payments to be received by the Company as of December 31, 1997 are as follows (in thousands):

         Years Ending December 31:

         1998                                                        $ 50,792
         1999                                                          52,824
         2000                                                          54,937
         2001                                                          57,166
         2002                                                          59,370
         Thereafter                                                   363,457
                                                                     --------
                                                                     $638,546
                                                                     ========


10. EVENT SUBSEQUENT TO DECEMBER 31, 1997

         On January 5, 1998, the Company purchased the Davis Correctional Facility, located in Holdenville, Oklahoma, from CCA for $36.1 million. CCA will continue to operate the medium-security correctional facility under the terms of a 10 year operating lease, with terms substantially similar to those of the Leases. Annual first year rent for the facility is expected to be approximately $4.0 million. The Company used proceeds from the Bank Credit Facility to fund the purchase.

To CCA Prison Realty Trust:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of CCA Prison Realty Trust as of December 31, 1997 and for the period from July 18, 1997 to December 31, 1997 included in this Annual Report on Form 10-K and have issued our report thereon dated January 9, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and is not otherwise a required part of the basic financial statements.
The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 12, 1998

                                INDEX OF EXHIBITS

         Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Commission and are incorporated herein by reference.


EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------

 2            Agreement of Sale and Purchase between CCA Prison Realty Trust, a Maryland real estate investment trust (the "Company"), and Corrections Corporation of America, a
              Tennessee corporation ("CCA") (previously filed as Exhibit 2 to the Company's
              Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment
              No. 4 (Filed July 9, 1997) and incorporated herein by reference).
 3(a)         Amended and Restated Declaration of Trust of the Company
              (previously filed as -- Exhibit 3.1 to the Company's Registration
              Statement on Form S-11 (Commission File No. 333-25727) Amendment
              No. 1 (Filed June 16, 1997) and incorporated herein by reference).
*3(b)         Articles Supplementary to the Company's Declaration of Trust.
 3(c)         Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the
              Company's Registration Statement on Form S-11 (Commission File No.
              333-25727) Amendment No. 1 (Filed June 16, 1997) and incorporated herein by reference).
 4(a)         Provisions defining the rights of shareholders are found in
              Sections 8-10 and 15 and -- Article II in the Amended and Restated
              Declaration of Trust and Amended and Restated Bylaws,
              respectively, of CCA Prison Realty Trust (included as Exhibits
              3(a), (b) and (c) herein).
 4(b)         Specimen of certificate representing the Company's Common shares
              (previously filed -- as Exhibit 3.3 to the Company's Registration
              Statement on Form S-11 (Commission File Number 333-25727)
              Amendment No. 333-25727 (Filed June 16, 1997) and incorporated herein by reference).
 4(c)         Specimen of certificate representing the Company's Series A
              Preferred shares -- (previously filed as Exhibit 4.1 to the
              Company's Registration Statement on Form S-11 (Commission File
              Number 43935) (filed January 27, 1998) and incorporated herein by reference.
10(a)         Option Agreement between the Company and CCA with respect to the Northeast Ohio
              Correctional Center (previously filed as Exhibit 10.1(a) to the Company's Registration
              Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed
              July 9, 1997) and incorporated herein by reference).
10(b)         Option Agreement between the Company and CCA with respect to the Torrance
              County Detention Facility (previously filed as Exhibit 10.1(b) to the Company's
              Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment
              No. 4 (Filed July 9, 1997) and incorporated herein by reference).
10(c)         Option Agreement between the Company and CCA with respect to the Southern
              Colorado Correctional Facility (previously filed as Exhibit 10.1(c) to the Company's
              Registration Statement on Form S-11 (Commission File No. 333-25727) Amendment
              No. 4 (Filed July 9, 1997) and incorporated herein by reference).


10(d)         Option Agreement between the Company and CCA with respect to the North Fork
              Correctional Facility (previously filed as Exhibit 10.1(d) to the Company's Registration
              Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed
              July 9, 1997) and incorporated herein by reference).
10(e)         Option Agreement between the Company and CCA with respect to the Whiteville
              Correctional Center (previously filed as Exhibit 10.1(e) to the Company's Registration
              Statement on Form S-11 (Commission File No. 333-25727) Amendment No. 4 (Filed
              July 9, 1997) and incorporated herein by reference).
10(f)         Master Agreement to Lease between the Company and CCA (previously filed as
              Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (filed on August 25,
              1997) and incorporated herein by reference).
10(g)         Lease Agreement between the Company and CCA with respect to the Houston
              Processing Center (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(h)         Lease Agreement between the Company and CCA with respect to the Laredo
              Processing Center (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(i)         Lease Agreement between the Company and CCA with respect to the Bridgeport
              Pre-Parole Transfer Facility (previously filed as Exhibit 10.9 to the Company's
              Quarterly Report on Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(j)         Lease Agreement between the Company and CCA with respect to the Mineral Wells
              Pre-Parole Transfer Facility (previously filed as Exhibit 10.10 to the Company's
              Quarterly Report on Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(k)         Lease Agreement between the Company and CCA with respect to the West Tennessee
              Detention Facility (previously filed as Exhibit 10.11 to the Company's Quarterly
              Report on Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(l)         Lease Agreement between the Company and CCA with respect to the Leavenworth
              Detention Center (previously filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(m)         Lease Agreement between the Company and CCA with respect to the Eloy Detention
              Center (previously filed as Exhibit 10.13 to the Company's Quarterly Report on
              Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(n)         Lease Agreement between the Company and CCA with respect to the Central Arizona
              Detention Center (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(o)         Lease Agreement between the Company and CCA with respect to the T. Don Hutto
              Correctional Center (previously filed as Exhibit 10.15 to the Company's Quarterly
              Report on Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).


10(p)         Right to Purchase Agreement between the Company and CCA (previously filed as
              Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Commission File
              No. 333-25727) Amendment No. 4 (Filed July 9, 1997) and incorporated herein by reference).
10(q)         Trade Name Use Agreement between the Company and CCA (previously filed as
              Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q (filed on August 25,
              1997) and incorporated herein by reference).
10(r)         Lease Agreement between the Company and CCA with respect to the Northeast Ohio
              Correctional Facility (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (filed August 4, 1997) and incorporated herein by reference).
10(s)         Credit Agreement, by and among the Company, various lenders, First Union National
              Bank of Tennessee, as administrative agent, and Southtrust Bank, National Association, as co-agent (previously filed as Exhibit 10.19 to the Company's Quarterly Report on
              Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(t)         Security Agreement entered into by the Company in favor of First Union National
              Bank of Tennessee (previously filed as Exhibit 10.20 to the Company's Quarterly
              Report on Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(u)         Officer and Trustee Indemnification Agreement between the Company and its trustees and officers (previously filed as Exhibit 10.21 to the Company's Quarterly Report on
              Form 10-Q (filed on August 25, 1997) and incorporated herein by reference).
10(v)         Employment Agreement between J. Michael Quinlan and the Company (previously filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q (filed on
              August 25, 1997) and incorporated herein by reference).
10(w)         Employment Agreement between D. Robert Crants, III and the Company (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q (filed on
              August 25, 1997) and incorporated herein by reference).
10(x)         Employment Agreement between Michael W. Devlin and the Company (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q (filed on
              August 25, 1997) and incorporated herein by reference).
10(y)         The Company's 1997 Employee Share Incentive Option Plan (previously filed as
              Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q (filed on August 25,
              1997) and incorporated herein by reference).
10(z)         The Company's Non-Employee Trustees' Share Option Plan, as amended (previously filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q (filed on
              August 25, 1997) and incorporated herein by reference).
10(aa)        Lease Agreement between the Company and CCA with respect to the Torrance County
              Detention Facility (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Filed on November 13, 1997) and incorporated herein by reference).
10(bb)        CCA Prison Realty Trust Employee Savings and Stock Ownership Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Filed on
              November 13, 1997) and incorporated herein by reference).


 10(cc)       Lease Agreement between the Company and CCA with respect to the Cimarron
              Correctional Facility (previously filed as Exhibit 10.29 to the Company's Registration
              Statement (Commission File Number 333-43935) (Filed January 9, 1998) and
              incorporated herein by reference).
 10(dd)       Lease Agreement between the Company and CCA with respect to the Davis
              Correctional Facility (previously filed as Exhibit 10.30 to the Company's Registration
              Statement (Commission File Number 333-43935) (Filed January 9, 1998) and
              incorporated herein by reference).
*10(ee)       Exercise Agreement, dated as of December 11, 1997, by and between the Company and CCA with respect to the Cimarron Correction Facility
*10(ff)       Exercise Agreement, dated as of January 5, 1998, by and between the Company and
              CCA with respect to the Davis Correctional Facility
 10(gg)       The Company's Non-Employee Trustees' Compensation Plan (Filed as Appendix A to
              the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of
              Shareholders which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A and incorporated herein by reference).
*10(hh)       REIT Management Agreement, dated as of July 21, 1997, by and between the
              Company and Prison Realty Management, Inc.
 12           Statements re: computation of ratios (previously filed as Exhibit 12 to the Company's
              Registration Statement on Form S-11 (Commission File Number 333-43935) (Filed
              January 21, 1998) and incorporated herein by reference).
 21           The Company has one wholly-owned subsidiary, Prison Realty Management, Inc., a
              Tennessee corporation.
*23           Consent of Arthur Andersen LLP
 24           Powers of Attorney (included on signature pages hereto).