Form 10-K/A
period 1997-12-31
CCA PRISON REALTY TRUST
filed 1998-03-30
CIK 1037114

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-K/A

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

                  (2)      Financial Statement Schedules.
                           The financial statement schedule entitled "Schedule III-Real Estate and Accumulated Depreciation as of December 31, 1997" is included herein as Exhibit S-1 to the Financial Statements. All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.

                  (3) The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

         (c)      Certain Exhibits. See Item 14(a)(3) above.

         (d) Certain Financial Statements. See Item 14(a) (1) and (2) above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Amended Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CCA PRISON REALTY TRUST


                               By:     /s/ Vida H. Carroll
                                   --------------------------------------------
                                       Vida H. Carroll, Chief Financial Officer



Date: March 27, 1998

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


                                        ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 12, 1998

                             CCA PRISON REALTY TRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                     Gross Amount at which carried
                                                  Initial Cost            Costs Capitalized                at close of period
                                               ------------------     Subsequent to Acquisition      -----------------------------
                                                     Building and   -----------------------------             Building and
Properties by State            Encumbrances    Land  Improvements   Improvements   Carrying Costs      Land   Improvements  Total

Texas (5 Properties)                Note 1     1,502     77,358           -              -              1,502    77,358     78,860
Arizona (2 Properties)              Note 1     2,583    165,236           -              -              2,583   165,236    167,819
All Other States (5 Properties)     Note 1     2,236    209,445           -              -              2,236   209,445    211,681
                                               ----------------        ----------------------           --------------------------
                                               6,321    452,039           -              -              6,321   452,039    458,360
                                               ================        ======================           ==========================

                                                                                 Life on which
                                                                                depreciation in
                                                                                 latest income
                                      Accumulated       Date of         Date     statements is
                                      Depreciation    Construction    Acquired     prepared

Texas (5 Properties)                      1,029          Note 2        Note 2       Note 3
Arizona (2 Properties)                    2,126          Note 2        Note 2       Note 3
All Other States (5 Properties)           1,933          Note 2        Note 2       Note 3
                                          -----
                                          5,088
                                          =====


Note 1 - All facilities are security under the Company's Bank Credit Facility. The outstanding balance for the Bank Credit Facility at December 31, 1997 was $32.0 million.
Note 2 - Individual facility profiles are included in Part I., Item 2.
Note 3 - The Company has elected depreciable lives of 40 years and 10 years for buildings and improvements and property, plant and equipment, respectively.

The following schedule is a reconciliation of the total changes in cost of real estate properties and accumulated depreciation for the Company for the period from July 18, 1997 (inception) to December 31, 1997 (in thousands):

                                Cost of Real
                                  Estate
                                 Properties
Balance, beginning of per       $       --
  Acquisitions                     458,360
  Improvements                          --
  Other                                 --
                                ----------
Balance, end of period          $  458,360
                                ==========

                               Accumulated
                               Depreciation
Balance, beginning of per       $       --
  Depreciation Expense               5,088
  Dispositions                          --
                                ----------
Balance, end of period          $    5,088
                                ==========

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


 10(cc)       Lease Agreement between the Company and CCA with respect to the Cimarron
              Correctional Facility (previously filed as Exhibit 10.29 to the Company's Registration
              Statement (Commission File Number 333-43935) (Filed January 9, 1998) and
              incorporated herein by reference).
 10(dd)       Lease Agreement between the Company and CCA with respect to the Davis
              Correctional Facility (previously filed as Exhibit 10.30 to the Company's Registration
              Statement (Commission File Number 333-43935) (Filed January 9, 1998) and
              incorporated herein by reference).
*10(ee)       Exercise Agreement, dated as of December 11, 1997, by and between the Company and CCA with respect to the Cimarron Correction Facility
*10(ff)       Exercise Agreement, dated as of January 5, 1998, by and between the Company and
              CCA with respect to the Davis Correctional Facility
 10(gg)       The Company's Non-Employee Trustees' Compensation Plan (Filed as Appendix A to
              the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of
              Shareholders which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A and incorporated herein by reference).
*10(hh)       REIT Management Agreement, dated as of July 21, 1997, by and between the
              Company and Prison Realty Management, Inc.
 12           Statements re: computation of ratios (previously filed as Exhibit 12 to the Company's
              Registration Statement on Form S-11 (Commission File Number 333-43935) (Filed
              January 21, 1998) and incorporated herein by reference).
 21           The Company has one wholly-owned subsidiary, Prison Realty Management, Inc., a
              Tennessee corporation.
*23           Consent of Arthur Andersen LLP
 24           Powers of Attorney (included on signature pages to Form 10-K filed on March 18, 1998).