Form 10-Q
period 1998-03-31
CCA PRISON REALTY TRUST
filed 1998-05-15
CIK 1037114

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended: March 31, 1998

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

                                      NONE
      (Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    ----

                                   21,576,000
 (Outstanding shares of the issuer's common shares, $0.01 par value per share, as of April 30, 1998)


-------------------------------------------------------------------------------

                             CCA PRISON REALTY TRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      INDEX

-------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

       a)  Consolidated Balance Sheets
           as of March 31, 1998 and December 31, 1997

       b)  Consolidated Statement of Income
           for the three months ended March 31, 1998

       c)  Consolidated Statement of Cash Flows
           for the three months ended March 31, 1998

       d)  Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations


     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURE


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                             CCA PRISON REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                   March 31,       December
                                                                     1998          31, 1997
                                                                  (Unaudited)
ASSETS
Real Estate Properties, at Cost
Correctional and Detention Facilities                              $ 494,515        $ 458,360
Less - Accumulated Depreciation                                       (9,218)          (5,088)
                                                                   ---------        ---------
    Net Real Estate Properties                                       485,297          453,272

Cash and Cash Equivalents                                             39,399              756
Other Assets                                                             527              410
                                                                   ---------        ---------
    TOTAL ASSETS                                                   $ 525,223        $ 454,438
                                                                   =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Distributions Payable                                              $  10,589        $   9,170
Line of Credit                                                            --           32,000
Accounts Payable and Accrued Expenses                                    319              519
                                                                   ---------        ---------
    TOTAL LIABILITIES                                                 10,908           41,689
                                                                   ---------        ---------

Commitments and Contingencies                                             --               --

SHAREHOLDERS' EQUITY
Preferred Shares, $.01 par value; 10,000,000 shares
    authorized; 4,300,000 and none outstanding, respectively              43               --
Common Shares, $.01 par value; 90,000,000 shares
    authorized; 21,576,000 shares issued and outstanding                 216              216
Capital in Excess of Par Value                                       518,226          414,841
Accumulated Distributions in Excess of Net Income                     (4,170)          (2,308)
                                                                   ---------        ---------
    TOTAL SHAREHOLDERS' EQUITY                                       514,315          412,749
                                                                   ---------        ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 525,223        $ 454,438
                                                                   =========        =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CCA PRISON REALTY TRUST

                        CONSOLIDATED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




REVENUES
  Rental                                                      $ 13,465
  Interest                                                         436
                                                              --------
                                                                13,901
                                                              --------
EXPENSES
  Depreciation                                                   4,130
  Interest                                                         622
  General and Administrative                                       423
                                                              --------
                                                                 5,175
                                                              --------
Net Income                                                       8,726

Dividends to Preferred Shareholders                             (1,419)
                                                              --------
Net Income Available for Common Shares                        $  7,307
                                                              ========
Net Income Available Per Common Share:
  Basic                                                       $   0.34
                                                              ========
  Diluted                                                     $   0.33
                                                              ========

Weighted Average Number of Shares Outstanding, Basic            21,576
                                                              ========
Weighted Average Number of Shares Outstanding, Diluted          22,121
                                                              ========




The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                             CCA PRISON REALTY TRUST

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                            $   8,726
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
  Depreciation of Real Estate Properties                                  4,130
  Changes in Assets and Liabilities:
    Increase in Other Assets                                               (117)
    Decrease in Accounts Payable and Accrued Expenses                      (200)
                                                                      ---------
      Net Cash Provided by Operating Activities                          12,539
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Estate Properties                                   (36,155)
                                                                      ---------
      Net Cash Used In Investing Activities                             (36,155)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Preferred Share Offering, net of Offering Costs           103,428
Borrowings under Line of Credit                                          40,700
Repayments under Line of Credit                                         (72,700)
Distributions paid on Common Shares                                      (9,170)
                                                                      ---------
      Net Cash Provided by Financing Activities                          62,259
                                                                      ---------
Net Increase in Cash and Cash Equivalents                                38,643
Cash and Cash Equivalents, Beginning of Period                              756
                                                                      ---------
Cash and Cash Equivalents, End of Period                              $  39,399
                                                                      =========
Supplemental Disclosure of Noncash Transactions:
Increase in Distributions Payable                                     $  10,589
Reduction in Shareholders' Equity through Distributions
 to Shareholders                                                        (10,589)
                                                                      =========
                                                                      $   --
                                                                      =========
Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest                                                $     735
                                                                      =========



The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                             CCA PRISON REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


1. ORGANIZATION AND OPERATIONS

BACKGROUND AND FORMATION TRANSACTIONS

CCA Prison Realty Trust, a Maryland real estate investment trust (the "Company"), was formed on April 23, 1997 to acquire, develop, and lease private and public correctional and detention facilities. The Company has elected to qualify as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

The Company immediately used the Initial Offering proceeds to acquire nine correctional and detention facilities (the "Initial Facilities") from Corrections Corporation of America, a Tennessee corporation, and certain of its subsidiaries (collectively, "CCA") for an aggregate purchase price of $308.1 million, payable in cash. The Company entered into agreements with CCA to lease the Initial Facilities back to CCA pursuant to long-term, non-cancellable "triple net" leases (the "Leases") which require CCA to pay all operating expenses, taxes, insurance and other costs. All of the Leases have primary terms ranging from 10-12 years which may be extended at the fair market rental rates for three additional five-year periods upon the mutual agreement of the Company and CCA.

Simultaneously, the Company entered into option agreements with CCA (the "Option Agreements") pursuant to which the Company was granted the option to acquire and leaseback to CCA any or all of five correctional and/or detention facilities from CCA at any time during the three-year period following the acquisition of the Initial Facilities for a purchase price generally equal to CCA's costs of developing, constructing and equipping such facilities, plus 5% of such costs. As of March 31, 1998, the Company has acquired two facilities pursuant to the Option Agreements. In addition, the Company entered into an agreement (the "Right to Purchase Agreement") with CCA whereby CCA granted the Company an option to acquire, at fair market value, and leaseback to CCA at fair market rental rates, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility. Facilities available for purchase by the Company through the aforementioned agreements are collectively referred to herein as the "Option Facilities." As of March 31, 1998, the Company has purchased two facilities pursuant to the Right to Purchase Agreement.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned management subsidiary Prison Realty Management, Inc. a Tennessee corporation. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. The financial statements, however, have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company filed with the Company's Annual Report on Form 10-K for the period from July 18, 1997 to December 31, 1997 with respect to significant accounting and financial reporting policies as well as other pertinent information of the Company.

3. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1998. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the Financial Statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is equivalent to net income for the three months ended March 31, 1998.

4. REAL ESTATE PROPERTIES

On January 5, 1998, the Company acquired from CCA the 960 bed Davis County Correctional Center located in Holdenville, Oklahoma for a purchase price of $36.1 million.

As of March 31, 1998, the Company had investments in 13 leased real estate properties with an aggregate cost of $494.5 million. Each of these correctional and detention facilities have been purchased from CCA and leased back to CCA pursuant to leases containing terms substantially similar to the Leases entered into with regard to the Initial Facilities, with initial terms of a minimum of 10 years each.

5.  PREFERRED SHARE OFFERING

On January 30, 1998, pursuant to the Company's Registration Statement on Form S-11 (File No. 333-43935) declared effective by the Commission on January 26, 1998, the Company completed an offering of 4,300,000 shares of 8.0% Series A Cumulative Preferred Shares, $0.01 par value per share (the "Series A Preferred Shares") (including 300,000 Series A Preferred Shares issued as a result of the exercise of an over-allotment option by the underwriters), at a price of $25.00 per share. The Series A Preferred Shares are redeemable at any time on or after January 30, 2003, at $25.00 per share, plus dividends accrued and unpaid to the redemption date. The Series A Preferred Shares have no stated maturity, sinking fund provision or mandatory redemption and are not convertible into any other securities of the Company. Dividends on the Series A Preferred Shares are cumulative from the date of original issue of such shares and are payable quarterly in arrears on the fifteenth day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%. The shares are listed on the NYSE under the symbol "PZN Pr A."

The gross proceeds from the sale of the Series A Preferred Shares were approximately $107.5 million, generating net proceeds to the Company of approximately $103.4 million after deduction of the underwriting discount and estimated offering expenses. The Company used approximately $72.7 million of the net proceeds to repay outstanding indebtedness under the the Company's bank credit facility. The balance of the net proceeds was used in connection with the Company's acquisition of U.S. Corrections Corporation hereinafter discussed.

6. DISTRIBUTIONS TO SHAREHOLDERS

On March 2, 1998, the Board of Trustees declared a distribution of $0.425 per common share for the quarter ended March 31, 1998, to shareholders of record on March 31, 1998. In addition, the Board of Trustees declared an initial prorated quarterly dividend for the 8.0% Series A Cumulative Preferred Shares of $0.417 per share for the period from January 30, 1998 through the dividend payment date of April 15, 1998. The aforementioned distributions were paid on April 15, 1998.

7. SUBSEQUENT EVENTS

ACQUISITION OF REAL ESTATE PROPERTIES

On April 17, 1998, the Company and its newly-formed, wholly-owned subsidiary USCA Corporation ("USCA") and U.S. Corrections Corporation, a privately-held owner and former operator of correctional and detention facilities ("USCC"), entered into and consummated an Agreement of Merger, (the "USCC Merger Agreement"), whereby USCA merged with and into USCC and the Company acquired all of the outstanding capital stock and derivative securities of USCC (the "USCC Merger"), in exchange for a cash payment to the shareholders of USCC of approximately $157.0 million. As a result of the USCC Merger, the Company also assumed certain liabilities of USCC consisting of a bank credit facility, two subordinated loans, and obligations outstanding for convertible, redeemable preferred stock totaling approximately $79.4 million. Immediately prior to the USCC Merger, Corrections Corporation of America, a manager and operator of correctional and detention facilities ("CCA"), purchased USCC's facility management contracts and the corresponding enterprise value of operations from USCC for $10 million in cash. Accordingly, as a result of the USCC Merger, the Company acquired only real estate properties in substance.

By virtue of the USCC Merger, the Company acquired four correctional and detention facilities in Kentucky, one in Ohio and two, which are currently under construction, in North Carolina. Such facilities currently have an aggregate design capacity of approximately 5,200 beds. The Company will not operate the acquired facilities but has entered into leases for the Kentucky facilities with, and expects to lease the North Carolina facilities to, CCA, who will operate the facilities, pursuant to long-term "triple-net" operating leases under the terms of that certain Master Agreement to Lease, dated July 18, 1997, between the Company and CCA. The Company will continue to lease the Ohio facility to Hamilton County pursuant to the terms of an existing lease.

MERGER WITH CORRECTIONS CORPORATION OF AMERICA

The Company has entered into an Agreement and Plan of Merger, dated as of April 18, 1998 (the "Merger Agreement"), with CCA, a Tennessee corporation. Pursuant to and subject to the terms and conditions of the Merger Agreement, CCA will be merged with and into the Company with each share of CCA common stock being converted into the right to receive 0.875 Company common shares, $0.01 par value per share. The Merger is subject to certain conditions, including approvals by regulatory and governmental agencies, approval by Company shareholders, and approval by CCA shareholders. The Company expects that the transaction will be consummated on or about January 1, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements about the Company's business, revenues, prospects, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to securities analysts and potential investors from time to time. Any such statements are subject to risks that could cause the actual results to vary materially. The risks and uncertainties associated with the forward-looking information include the strength of the real estate markets in which the Company operates, competitive market conditions, general economic growth, interest rates and capital market conditions. The Company discusses such risks in detail in its Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW.

The Company was formed on April 23, 1997, as a Maryland real estate investment trust to capitalize on the opportunities created by the increased demand for private correctional and detention facilities. The Company has elected to qualify as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 1997.

On July 18, 1997, the Company commenced operations after completing an initial public offering of 21,275,000 common shares (including 2,775,000 shares issued as a result of the exercise of an over-allotment option by the underwriters) (the "Initial Offering"). The 21,275,000 common shares were issued at the Initial Offering price of $21.00, generating gross proceeds of $446.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $412.1 million. Proceeds of the offering were used to purchase correctional and detention facilities, as well as for initial working capital.

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

RESULTS OF OPERATIONS.

For the three months ended March 31, 1998, rental revenues of $13.5 million were generated from the leasing of 13 correctional and detention facilities, with interest income of $0.4 million earned during the same period through investment of cash prior to purchase of the real estate properties. Lease rates for all correctional and detention facilities were 11% based upon original acquisition cost.

General and administrative expenses incurred for the three month period ended March 31, 1998 were approximately $0.4 million, or 3.1% of lease revenues and consisted primarily of management salaries and benefits, legal and other administrative costs. Interest expense, including amortization of loan costs, incurred for the same period was $0.6 million based on borrowings under the Company's bank credit facility. Depreciation of real estate properties totaled $4.1 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

Upon completion of the Initial Offering, the Company received approximately $412.1 million in net proceeds. The Company used these funds, borrowings under the Bank Credit Facility (as herein defined), and cash provided from operations to purchase 13 correctional and detention facilities at an aggregate cost of $491.5 million. Initially, cash on hand was invested by the Company in interest-bearing accounts and other short-term, interest-bearing securities that are consistent with the Company's election to seek qualification for taxation as a REIT. After the Company began utilizing the Bank Credit Facility, cash available was utilized to reduce outstanding borrowings.

The Company expects to meet its short-term liquidity requirements generally through cash provided by operations and borrowings under the Bank Credit Facility. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to maintain qualification as a REIT. All facilities owned by the Company will be leased to third parties under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any significant expenses in connection with the facilities during the terms of the Leases. The Company anticipates entering into similar leases with respect to all properties acquired in the future.

On March 2, 1998, the Board of Trustees declared a distribution of $0.425 per common share for the quarter ended March 31, 1998, to shareholders of record on March 31, 1998. In addition, the Board of Trustees declared an initial prorated quarterly dividend for the 8.0% Series A Cumulative Preferred Shares of $0.417 per share for the period from January 30,1998 through the dividend payment date of April 15, 1998. The aforementioned distributions were paid on April 15, 1998. The distributions to the Company's common shareholders are in accordance with the Code's requirements for qualification as a REIT.

The Company closed on the $150.0 million "Bank Credit Facility" contemporaneously with the closing of the Initial Offering. The Bank Credit Facility is a three-year, revolving, secured acquisition credit facility that expires in July 2000. Applicable interest rates for borrowings under the facility are determined by adding 1.50% to the LIBOR rate for the interest period selected by the Company. The Company may specify LIBOR rate loans of one, two, three, or six month maturities. The Company may also borrow up to $5.0 million at the prime rate for working capital purposes and repay such loans at any time. A commitment fee of 0.25% per annum accrues on the amount of the unused available credit commitment. Any borrowings under the Bank Credit Facility are secured by the pledge of each of the Facilities. The Company is subject to ongoing compliance with a number of financial and other covenants under the Bank Credit Facility, with which the Company is and has been in compliance.

On January 30, 1998, the Company received net proceeds of approximately $103.4 million through its offering of 4,300,000 8.0% Series A Cumulative Preferred Shares, $0.01 par value per share (including 300,000 Series A Cumulative Preferred Shares issued as a result of the exercise of an over-allotment option by the Underwriters), at a price of $25 per share. The Company used approximately $72.7 million of the preferred share offering proceeds to repay outstanding indebtedness under the Bank Credit Facility, which included $40.7 million borrowed subsequent to December 31, 1997, to fund the January 5, 1998 acquisition of the Davis Correctional Facility and for working capital purposes. There were no outstanding borrowings under the Bank Credit Facility at March 31, 1998. In April 1998, the Bank Credit Facility was increased to $225.0 million and the entire amount of such facility, along with the remaining net proceeds of the preferred share offering, were used to finance the acquisition of USCC as discussed in the notes to the Company's consolidated financial statements.

As of March 31, 1998, the Company had no commitments with respect to other capital expenditures. However, as a result of the Company's acquisition of USCC, the Company expects to incur additional construction costs of approximately $28 million related to two facilities under construction in North Carolina. In addition, the Company has options with varying terms to purchase any or all of ten Option Facilities from CCA for CCA's costs of developing, constructing and equipping the facilities, plus 5% of such costs, aggregating approximately $461.4 million. The Company also has an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the Service Commencement Date with respect to such facility.

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

FUNDS FROM OPERATIONS.

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

The following table presents the Company's Funds from Operations for the three month period ended March 31, 1998:


Funds from Operations:

         Net Income                                $  7,307

         Add back real estate depreciation            4,130
                                                    -------
                                                    $11,437
                                                    =======


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a). Exhibits

10.1 Lease Agreement between the Company and CCA with respect to the Davis Correctional Facility (previously filed as Exhibit 10.30 to the Company's Registration Statement on Form S-11 (Commission File Number 333-43935) (Filed January 9, 1998) and uncorporated herein by reference).

10.2 Exercise Agreement, dated as of January 5, 1998, by and between the Company and CCA with respect to the Davis Correctional Facility (previously filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 and uncorporated herein by reference).


27     Financial Data Schedule.  (For SEC use only)


(b). Reports on Form 8-K

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCA PRISON REALTY TRUST

/s/ Vida H. Carroll
--------------------------
Vida H. Carroll
Chief Financial Officer

Date: May 15, 1998