Form 10-Q
period 1998-06-30
CCA PRISON REALTY TRUST
filed 1998-08-14
CIK 1037114

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended: June 30, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ________ to __________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   21,576,000
               (Outstanding shares of the issuer's common shares,
                 $0.01 par value per share as of July 31, 1998)

--------------------------------------------------------------------------------

                             CCA PRISON REALTY TRUST
                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30,1998

                                     INDEX

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   a)   Consolidated Balance Sheets                                                       3
        as of June 30, 1998 and December 31, 1997
   b)   Consolidated Statements of Income                                                 4
        for the three months and six months ended
        June 30, 1998
   c)   Consolidated Statement of Cash Flows for the six months ended June 30,            5
        1998
   d)   Notes to Consolidated Financial Statements                                        6

Item 2. Management's Discussion and Analysis of Financial                                 9
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About                                    13
        Market Risk

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                               14

Item 6. Exhibits and Reports on Form 8-K                                                  15

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                             CCA PRISON REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                  (Amounts in thousands, except share amounts)

                                                                      June 30, 1998         December 31,
                                                                       (Unaudited)               1997
                                                                        ---------             ---------
ASSETS
Real Estate Properties, at Cost:
  Correctional and Detention Facilities                                 $ 756,698             $ 458,360
  Less - Accumulated Depreciation                                         (13,682)               (5,088)
                                                                        ---------             ---------
    Net Real Estate Properties                                            743,016               453,272
Cash and Cash Equivalents                                                   5,029                   756
Other Assets                                                                2,148                   410
                                                                        ---------             ---------
    TOTAL ASSETS                                                        $ 750,193             $ 454,438
                                                                        =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Distributions Payable                                                   $  11,320             $   9,170
Line of Credit                                                            215,000                32,000
Accounts Payable and Accrued Expenses                                      11,820                   519
                                                                        ---------             ---------
    TOTAL LIABILITIES                                                     238,140                41,689
                                                                        ---------             ---------
Commitments and Contingencies                                                  --                    --

SHAREHOLDERS' EQUITY
Preferred Shares, $.01 par value; 10,000,000 shares
    authorized; 4,300,000 and none outstanding, respectively                   43                    --
Common Shares, $.01 par value; 90,000,000 shares
    authorized; 21,576,000 shares issued and outstanding                      216                   216
Capital in Excess of Par Value                                            518,226               414,841
Accumulated Distributions in Excess of Net Income                          (6,432)               (2,308)
                                                                        ---------             ---------
    TOTAL SHAREHOLDERS' EQUITY                                            512,053               412,749
                                                                        ---------             ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 750,193             $ 454,438
                                                                        =========             =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CCA PRISON REALTY TRUST
                        CONSOLIDATED STATEMENTS OF INCOME

             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Three Months          Six Months
                                                                     Ended                Ended
                                                                 June 30, 1998        June 30, 1998
                                                                    --------             --------
REVENUES
  Rental                                                            $ 16,609             $ 30,073

  Interest                                                               180                  617
                                                                    --------             --------
                                                                      16,789               30,690
                                                                    --------             --------

EXPENSES
  Depreciation                                                         4,463                8,593
  Interest                                                             2,307                2,928
  General and Administrative                                             587                1,010
                                                                    --------             --------
                                                                       7,357               12,531
                                                                    --------             --------

Net Income                                                             9,432               18,159

Dividends to Preferred Shareholders                                   (2,150)              (3,569)
                                                                    --------             --------
Net Income Available for Common Shares                              $  7,282             $ 14,590
                                                                    ========             ========
Net Income Available Per Common Share:
  Basic                                                             $   0.34             $   0.68
                                                                    ========             ========
  Diluted                                                           $   0.33             $   0.66
                                                                    ========             ========
Weighted Average Number of Shares Outstanding, Basic                  21,576               21,576
                                                                    ========             ========
Weighted Average Number of Shares Outstanding, Diluted                21,984               22,053
                                                                    ========             ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CCA PRISON REALTY TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                   $  18,159
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Depreciation of Real Estate Properties                                                         8,593
  Changes in Assets and Liabilities:
    Increase in Other Assets                                                                    (1,738)
    Increase in Accounts Payable and Accrued Expenses                                           11,301
                                                                                             ---------
    Net Cash Provided by Operating Activities                                                   36,315
                                                                                             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Estate Properties                                                         (298,338)
                                                                                             ---------
    Net Cash Used In Investing Activities                                                     (298,338)
                                                                                             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Preferred Share Offering, net of Offering Costs                                  103,428
Borrowings under Line of Credit                                                                255,700
Repayments under Line of Credit                                                                (72,700)
Dividends paid on Preferred Shares                                                              (1,793)
Distributions paid on Common Shares                                                            (18,340)
                                                                                             ---------
    Net Cash Provided by Financing Activities                                                  266,296
                                                                                             ---------

Net Increase in Cash and Cash Equivalents                                                        4,273
Cash and Cash Equivalents, Beginning of Period                                                     756
                                                                                             ---------
Cash and Cash Equivalents, End of Period                                                     $   5,029
                                                                                             =========

Supplemental Disclosure of Noncash Transactions:
Increase in Distributions Payable                                                            $  11,320
Reduction in Shareholders' Equity through Distributions to Shareholders                        (11,320)
                                                                                             ---------
                                                                                                    --
                                                                                             =========
Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest                                                                       $   1,191
                                                                                             =========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                             CCA PRISON REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

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

Simultaneously, the Company entered into option agreements with CCA (the "Option Agreements") pursuant to which the Company was granted the option to acquire and leaseback to CCA any or all of five correctional and/or detention facilities from CCA at any time during the three-year period following the acquisition of the Initial Facilities for a purchase price generally equal to CCA's costs of developing, constructing and equipping such facilities, plus 5% of such costs. As of June 30, 1998, the Company has acquired two facilities pursuant to the Option Agreements. In addition, the Company entered into an agreement (the "Right to Purchase Agreement") with CCA whereby CCA granted the Company an option to acquire, at fair market value, and leaseback to CCA at fair market rental rates, any correctional or detention facility acquired or developed and owned by CCA for a period of three years following the date CCA first receives inmates at such facility. As of June 30, 1998, the Company has purchased two facilities pursuant to the Right to Purchase Agreement. Facilities available for purchase by the Company through the Option Agreements and the Right to Purchase Agreements are collectively referred to herein as the "Option Facilities."

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company include all the accounts of the Company and its subsidiaries, including Prison Realty Management, Inc., a Tennessee corporation and wholly-owned management subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. The financial statements, however, have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company filed with the Company's Annual Report on Form 10-K for the period from July 18, 1997 to December 31, 1997 with respect to significant accounting and financial reporting policies as well as other pertinent information of the Company.

3. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1998. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the Financial Statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is equivalent to net income for the six months ended June 30, 1998.

4. REAL ESTATE PROPERTIES

On January 5, 1998, the Company acquired from CCA the 960 bed Davis County Correctional Center located in Holdenville, Oklahoma for a purchase price of $36.1 million.

On April 17, 1998, the Company and its newly-formed, wholly-owned subsidiary USCA Corporation ("USCA") and U.S. Corrections Corporation, a privately-held owner and former operator of correctional and detention facilities ("USCC"), entered into and consummated an Agreement of Merger, (the "USCC Merger Agreement"), whereby USCA merged with and into USCC and the Company acquired all of the outstanding capital stock and derivative securities of USCC (the "USCC Merger"), in exchange for a cash payment to the shareholders of USCC of approximately $157.0 million. As a result of the USCC Merger, the Company also assumed certain liabilities of USCC consisting of a bank credit facility, two subordinated loans, and obligations outstanding for convertible, redeemable preferred stock totaling approximately $79.4 million. Immediately prior to the USCC Merger, CCA purchased USCC's facility management contracts and the corresponding enterprise value of operations from USCC for $10.0 million in cash. Accordingly, as a result of the USCC Merger, the Company acquired only real estate properties in substance.

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

On May 4, 1998, the Company acquired the Leo Chesney Center in Live Oak, California for approximately $5.1 million. The 240 bed minimum security facility is operated and leased by a private operator other than CCA.

On June 30, 1998, the Company signed a Master Lease and two Lease Agreements with Community Education Partners ("CEP") under which the Company will provide short term real estate development financing for two initial alternative schools for juveniles which will be leased to CEP upon completion. Amounts expended for CEP projects prior to June 30, 1998 total $2.2 million and total costs at completion of the developments are expected to be $13.0 million. Completion of the schools is expected on or about October 1998.

As of June 30, 1998, the Company had investments in 19 leased real estate properties and four development properties, which are currently under construction, with a total aggregate cost of $756.7 million. Thirteen of these correctional and detention facilities have been purchased from CCA and leased back to CCA. CCA currently leases 17 real estate properties from the Company.

5. BANK CREDIT FACILITY

On April 17,1998, the Company's $150.0 million revolving acquisition credit facility (the "Bank Credit Facility") was increased by $75.0 million to facilitate the acquisition of real estate properties through the USCC Merger. Outstanding borrowings under the Bank Credit Facility were $215.0 million at June 30, 1998.

The Company has subsequently entered into an amendment and restatement of the Bank Credit Facility, maturing July 2000, to increase the total available borrowings to $300.0 million, effective July 31, 1998.

6. DISTRIBUTIONS TO SHAREHOLDERS

On March 2, 1998, the Board of Trustees declared a distribution of $0.425 per common share for the quarter ended March 31, 1998, to common shareholders of record on March 31, 1998. In addition, the Board of Trustees declared an initial prorated quarterly dividend for the 8.0% Series A Cumulative Preferred Shares of $0.417 per share to preferred shareholders of record on March 31, 1998, for the period from January 30, 1998 through the dividend payment date of April 15, 1998. The aforementioned distributions were paid on April 15, 1998.

On June 26, 1998, the Board of Trustees declared a distribution of $0.425 per common share for the quarter ended June 30, 1998 to common shareholders of record on July 1, 1998. In addition, the Board of Trustees declared a quarterly dividend for the 8.0% Series A Cumulative Preferred Shares of $0.50 per share to preferred shareholders of record on July 1, 1998, through the dividend payment date of July 15, 1998. The aforementioned distributions were paid on July 15, 1998.

7. NET INCOME PER SHARE

SFAS 128, "Earnings per Share," has been issued by the Financial Accounting Standards Board effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company has adopted the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share for the Company was computed by dividing net income by the weighted average number of common shares outstanding during the period, or 21,576,000 shares. Diluted earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period after considering the additional dilution related to the Company's outstanding share options, after assuming a buyback of shares under the treasury method.

8. PROPOSED MERGER WITH CORRECTIONS CORPORATION OF AMERICA

The Company has entered into an Agreement and Plan of Merger, dated as of April 18, 1998 (the "Merger Agreement"), with CCA. Pursuant to and subject to the terms and conditions of the Merger Agreement, CCA will be merged with and into the Company with each share of CCA common stock being converted into the right to receive 0.875 Company common shares, $0.01 par value per share. The Merger is subject to certain conditions, including approvals by regulatory governmental agencies, approval by Company shareholders, approval by CCA shareholders and certain other conditions. The Company expects that the transaction will be consummated on or about January 1, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This quarterly report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act, as set forth in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to securities analysts and potential investors from time to time. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and these statements can be identified, without limitations, by the use of the words "anticipates," "believes", "estimates", "expects", "intends", "plans", "projects" and similar expressions. Such forward-looking statements include statements concerning the Company's business, revenues, expenditures, operating and capital requirements, as well as future events, prospects, objectives, goals, strategies, underlying assumptions, and other statements which are other than statements of historical fact. Forward-looking statements are subject to risks, uncertainties, and other factors which may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. Such factors include, but are not limited to, the following: (i) risks associated with the corrections and detention industry; (ii) competitive market conditions;
(iii) the strength of the real estate markets in which the company operates;
(iv) general economic growth rates; and (v) interest rates and capital market conditions. The company discloses such risks in detail in its Annual Report on Form 10-K/A for the year ended December 31, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company, together with its wholly-owned management subsidiary, Prison Realty Management, Inc., a Tennessee corporation, incurs operating and administrative expenses including, principally, compensation expenses for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does engage legal, accounting, tax and financial advisors. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

The Company expects to leverage its portfolio of real estate equity investments and will incur long and short-term indebtedness, and related interest expense, from time to time.

The Company has made distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Code and, in general, in amounts exceeding taxable income.

RESULTS OF OPERATIONS.

RENTAL REVENUES - For the three months and six months ended June 30, 1998, rental revenues of $16.6 million and $30.1 million, respectively, were generated from the leasing of correctional and detention facilities. Lease rates for all correctional and detention facilities were 11.0% based upon original acquisition costs.

INTEREST INCOME - For the three months and six months ended June 30, 1998, interest income was $0.2 million and $0.6 million, respectively. Interest income was earned through the investment of cash prior to the purchase of the real estate properties.

DEPRECIATION EXPENSE - For the three months and six months ended June 30, 1998, depreciation expense was $4.5 million and $8.6 million, respectively.

INTEREST EXPENSE - For the three months and six months ended June 30, 1998, interest expense was $2.3 million and $2.9 million, respectively. Interest expense is based on borrowings under the Company's Bank Credit Facility and includes amortization of loan costs, net of capitalized interest on construction in progress.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three months and six months ended June 30, 1998, general and administrative expenses were $0.6 million and $1.0 million, respectively. General and administrative expenses were 3.5% and 3.3% of rental revenues for the three months and six months ended June 30, 1998, respectively. General and administrative expenses consist primarily of management salaries and benefits, legal and other administrative costs.

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

On March 2, 1998, the Board of Trustees declared a distribution of $0.425 per common share for the quarter ended March 31, 1998, to common shareholders of record on March 31, 1998. In addition, the Board of Trustees declared an initial prorated quarterly dividend for the 8.0% Series A Cumulative Preferred Shares of $0.417 per share to preferred shareholders of record on March 31, 1998, for the period from January 30, 1998 through the dividend payment date of April 15, 1998. The aforementioned distributions were paid on April 15, 1998. The distributions to the Company's common shareholders are in accordance with the Code's requirements for qualification as a REIT.

On June 26, 1998, the Board of Trustees declared a distribution of $0.425 per common share for the quarter ended June 30, 1998 to common shareholders of record on July 1, 1998. In addition, the Board of Trustees declared a quarterly dividend for the 8.0% Series A Cumulative Preferred Shares of $0.50 per share to preferred shareholders of record on July 1, 1998, through the dividend payment date of July 15, 1998. The aforementioned distributions were paid on July 15, 1998. The distributions to the Company's common shareholders are in accordance with the Code's requirements for qualification as a REIT.

The Company closed on the $150.0 million Bank Credit Facility, maturing July 2000, contemporaneously with the closing of the Initial Offering. On April 17, 1998, the Company increased the Bank Credit Facility from $150.0 million to $225.0 million in connection with the USCC merger. The Company has subsequently entered into an amendment and restatement of the Bank Credit Facility to increase the total available borrowings to $300.0 million, effective July 31, 1998. General provisions of the Bank Credit Facility remained unchanged by the amendment and restatement and are as follows: the effective interest rate is determined by adding 1.50% to the LIBOR rate for the interest period selected by the Company. The Company may specify LIBOR rate loans of one, two, or three month maturities. The Company may also borrow up to $5.0 million at the prime rate for working capital purposes and repay such loans at any time. The Bank Credit Facility is secured by all assets of the Company. The Company is subject to ongoing compliance with a number of financial and other covenants under the Bank Credit Facility, with which the Company is and has been in compliance. At June 30, 1998, $215.0 million was outstanding under the Bank Credit Facility.

On January 30, 1998, the Company received net proceeds of approximately $103.4 million through its offering of 4,300,000 8.0% Series A Cumulative Preferred Shares, 0.01 par value per share (including 300,000 Series A Cumulative Preferred Shares issued as a result of the exercise of an over-allotment option by the underwriters), at a price of $25 per share. The Company used approximately $72.7 million of the preferred share offering proceeds to repay outstanding indebtedness under the Bank Credit Facility.

As a result of the Company's acquisition of USCC, the Company expects to incur additional construction costs of approximately $10.0 million related to two facilities under construction in North Carolina. On June 30, 1998, the Company signed a Master Lease and two Lease Agreements with Community Education Partners ("CEP") under which the Company will provide short term real estate development financing for two initial alternative schools for juveniles which will be leased to CEP at completion. Amounts expended for CEP projects prior to June 30, 1998 total $2.2 million and total costs at completion are expected to be $13.0 million. In addition, the Company has options with varying terms to purchase any or all of ten Option Facilities from CCA for CCA's costs of developing, constructing and equipping the facilities, plus 5% of such costs, aggregating approximately $461.4 million. The Company also has an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility.

CCA has formed a wholly-owned subsidiary, Agecroft Properties, Inc., a Tennessee corporation ("API"), which will design, develop, construct, finance, and sublease a new 800 bed, medium security prison facility to be located in the United Kingdom on Agecroft Road in Salford, England (the "Agecroft Prison"). In July 1998, the Company entered into a Refinancing Agreement with CCA, API, and Agecroft Prison Management Limited, a company incorporated in England and Wales, pursuant to which the Company will, upon the opening of the Agecroft Prison, purchase all of the issued and outstanding stock of API. Estimated construction cost for the facility is $80.0 million and the facility is expected to open in January 2000.

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

YEAR 2000 COMPLIANCE.

While the Company has completed an assessment of its computer systems and software applications and believes that both are "Year 2000" compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. In addition, the Company has not initiated formal communications with its lessee or with any of the entities which contract with its lessee to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company expects to address this issue with these parties during 1998, which is prior to any anticipated impact from the issue. Any Year 2000 compliance problem of the Company, its lessee or other third parties could result in a material adverse effect on the Company's business, prospects, results of operations and financial condition.

FUNDS FROM OPERATIONS.

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.

The following table presents the Company's Funds from Operations for the three months and six months ended June 30, 1998:

                                          For the Three Months         For the Six Months
                                          Ended June 30, 1998          Ended June 30, 1998
                                          -------------------          -------------------
Funds from Operations:

Net Income Available to Common                 $ 7,282                      $14,590
Shareholders
Add back real estate depreciation                4,463                        8,593
                                               -------                      -------
                                               $11,745                      $23,183
                                               =======                      =======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a).     The Company held its Annual Meeting of Shareholders on May 6, 1998.

         (1) To consider and elect four (4) Class I Trustees to serve until the 2001 annual meeting of the Company's shareholders and until their respective successors are duly elected and qualified;

         (2) To consider and approve the Non-Employee Trustees' Compensation Plan (the "Plan"), whereby Non-Employee Trustees of the Company may elect to receive the cash compensation they are entitled to for serving as trustees of the company in the form of Common Shares of the Company;

         (3) To consider and ratify the action of the Board of Trustees in selecting the firm of Arthur Andersen LLP to be the independent auditors of the Company for the fiscal year ending December 31, 1998, and to perform such other services as may be requested.

(b). The matters voted upon and approved at the meeting thereto were as follows:

         Election of Trustees Michael W. Devlin, C. Ray Bell, Monroe J. Carrell, Jr., and Charles W. Thomas:

          For all Nominees       Instructed       Withheld from all Nominees
          ----------------       ----------       --------------------------

              19,092,679           2,040                     67,909

         Approval of the Non-Employee Trustees' Compensation Plan:

            For              Against                  Abstain
            ---              -------                  -------

         18,725,282          251,985                  135,337

         Ratification of the action of the board of trustees in selecting the firm of Arthur Andersen LLP to be the independent auditors of the company for the fiscal year ending December 31, 1998

            For              Against                  Abstain
            ---              -------                  -------

         19,092,679           7,710                    12,216

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a). Exhibits

2.1 Agreement of Merger dated April 17, 1998, By and Among Prison Realty Trust ("the Company") and USCA Corporation, a wholly-owned Kentucky subsidiary of Prison Realty Trust, and U.S. Corrections Corporation, a Kentucky corporation (previously filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on April 22, 1998 and incorporated herein by reference).

2.2 Agreement and Plan of Merger, dated April 18, 1998, between Corrections Corporation of America, a Tennessee corporation and CCA Prison Realty Trust, a Maryland real estate investment trust ("the Company") (previously filed as Exhibit 2.1 to Corrections Corporation of America's Current Report on Form 8-K filed with the Commission on April 22, 1998 and incorporated herein by reference).

10.1 Waiver, Amendment and Joinder Agreement, dated April 17, 1998, between the Company and U.S. Corrections Corporation, Subsidiaries of U.S. Corrections Corporation, certain financial institutions, and First Union National Bank.

10.2 CCA Prison Realty Trust Non-Employee Trustees' Compensation Plan (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on July 1, 1998 and incorporated herein by reference).

27       Financial Data Schedule (SEC use only).


(b).   Reports on Form 8-K

       A report on Form 8-K, dated April 22, 1998, was filed with the Commission regarding the Agreement and Plan of Merger entered into on April 18, 1998 by and between the Company and Corrections Corporation of America pursuant to which Corrections Corporation of America will be merged with and into the company.

       A report on Form 8-K, dated May 4, 1998, was filed with the Commission regarding the merger of USCA Corporation, a wholly-owned subsidiary of the Company, and U.S. Corrections Corporation, pursuant to an Agreement and Plan of Merger effective April 17, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCA PRISON REALTY TRUST


/s/ Vida H. Carroll
---------------------------------
Vida H. Carroll
Chief Financial Officer

Date: August 14, 1998