Form 10-Q
period 1998-09-30
CCA PRISON REALTY TRUST
filed 1998-11-17
CIK 1037114

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended: September 30, 1998

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


                                   21,945,569
               (Outstanding shares of the issuer's common shares, $0.01 par value per share as of October 31, 1998)


--------------------------------------------------------------------------------

                             CCA PRISON REALTY TRUST
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      INDEX

--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                                                Page
                                                                                            --------
     Item 1.  Financial Statements

        a)    Consolidated Balance Sheets                                                       3
              as of September 30, 1998 and December 31, 1997

        b)    Consolidated Statements of Income                                                 4
              for the period from July 18, 1997 to September 30, 1997, the three months ended September 30, 1998 and the nine months ended September 30, 1998

        c)    Consolidated Statement of Cash Flows                                              5
              for the nine months ended September 30, 1998

        d)    Notes to Consolidated Financial Statements                                        6


     Item 2.  Management's Discussion and Analysis of Financial                                10
              Condition and Results of Operations


     Item 3.  Quantitative and Qualitative Disclosures About                                   14
              Market Risk

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                15

     Item 2.  Changes in Securities and Use of Proceeds                                        15

     Item 3.  Defaults upon Senior Securities                                                  15

     Item 4.  Submission of Matters to a Vote of Security Holders                              15

     Item 5.  Other Information                                                                15

     Item 6.  Exhibits and Reports on Form 8-K                                                 15


SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                             CCA PRISON REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 September
                                                                 30, 1998       December 31,
                                                                (Unaudited)         1997
                                                                -----------     ------------
ASSETS
Real Estate Properties, at Cost:
  Correctional and Detention Facilities                           $ 781,531       $ 458,360
  Less - Accumulated Depreciation                                   (18,271)         (5,088)
                                                                  ---------       ---------
    Net Real Estate Properties                                      763,260         453,272

Cash and Cash Equivalents                                             1,020             756
Other Assets                                                         11,482             410
                                                                  ---------       ---------
    TOTAL ASSETS                                                  $ 775,762       $ 454,438
                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Distributions Payable                                             $  12,509       $   9,170
Line of Credit                                                      237,800          32,000
Accounts Payable and Accrued Expenses                                15,190             519
                                                                  ---------       ---------
    TOTAL LIABILITIES                                               265,499          41,689
                                                                  ---------       ---------

Commitments and Contingencies                                          --              --

SHAREHOLDERS' EQUITY
Preferred Shares, $.01 par value; 10,000,000 shares
    authorized; 4,300,000 and none outstanding, respectively             43            --
Common Shares, $.01 par value; 90,000,000 shares
    authorized; 21,581,033 and 21,576,000 shares issued                 216             216
    and outstanding, respectively
Capital in Excess of Par Value                                      518,372         414,841
Accumulated Distributions in Excess of Net Income                    (8,368)         (2,308)
                                                                  ---------       ---------
    TOTAL SHAREHOLDERS' EQUITY                                      510,263         412,749
                                                                  ---------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 775,762       $ 454,438
                                                                  =========       =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CCA PRISON REALTY TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         For the period    For the Three    For the Nine
                                                        from July 18 to    Months ended     Months Ended
                                                         September 30,     September 30,    September 30,
                                                             1997              1998           1998 (1)
                                                        ---------------    -------------    -------------
REVENUES
   Rental                                                     $ 8,293        $ 18,654         $ 48,727
   Interest                                                       555              44              660
                                                              -------        --------         --------
                                                                8,848          18,698           49,387
                                                              -------        --------         --------


EXPENSES
   Depreciation and Amortization                                2,131           4,589           13,183
   Interest                                                      --             2,821            5,750
   General and Administrative                                     390             716            1,725
                                                              -------        --------         --------
                                                                2,521           8,126           20,658
                                                              -------        --------         --------

Net Income                                                      6,327          10,572           28,729

Dividends to Preferred Shareholders                              --            (2,150)          (5,719)
                                                              -------        --------         --------

Net Income Available for Common Shares                        $ 6,327        $  8,422         $ 23,010
                                                              =======        ========         ========

Net Income Available Per Common Share:
   Basic                                                      $  0.29        $   0.39         $   1.07
                                                              =======        ========         ========
   Diluted                                                    $  0.29        $   0.39         $   1.05
                                                              =======        ========         ========


Weighted Average Number of Shares Outstanding, Basic           21,576          21,579           21,577
                                                              =======        ========         ========
Weighted Average Number of Shares Outstanding, Diluted         21,965          21,683           21,929
                                                              =======        ========         ========


(1) As the company commenced operations on July 18, 1997, a nine months comparison for the periods ending September 30, 1997 and 1998 is not meaningful.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CCA PRISON REALTY TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                               $  28,729
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Depreciation of Real Estate Properties                                                    13,183
  Changes in Assets and Liabilities:
    Increase in Other Assets                                                               (11,072)
    Increase in Accounts Payable and Accrued Expenses                                       14,824
                                                                                         ---------
      Net Cash Provided by Operating Activities                                             45,664
                                                                                         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Estate Properties                                                     (323,171)
                                                                                         ---------
      Net Cash Used In Investing Activities                                               (323,171)
                                                                                         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Preferred Share Offering, net of Offering Costs                              103,423
Borrowings under Line of Credit                                                            205,800
Dividends paid on Preferred Shares                                                          (3,943)
Distributions paid on Common Shares                                                        (27,509)
                                                                                         ---------
      Net Cash Provided by Financing Activities                                            277,771
                                                                                         ---------

Net Increase in Cash and Cash Equivalents                                                      264

Cash and Cash Equivalents, Beginning of Period                                                 756

                                                                                         ---------
Cash and Cash Equivalents, End of Period                                                 $   1,020
                                                                                         =========

Supplemental Disclosure of Noncash Transactions:
Increase in Distributions Payable                                                        $  12,509
Reduction in Shareholders' Equity through Distributions to Shareholders                    (12,509)
                                                                                         =========
                                                                                         $    --
                                                                                         =========

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest                                                                   $   5,542
                                                                                         =========



        The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                             CCA PRISON REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.  ORGANIZATION AND OPERATIONS

BACKGROUND AND FORMATION TRANSACTIONS

CCA Prison Realty Trust, a Maryland real estate investment trust (the "Company"), was formed on April 23, 1997 to acquire, develop, and lease private and public correctional and detention facilities. The Company has elected and operates so as to qualify as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

On July 18, 1997, the Company commenced operations after completing an initial public offering (the "Initial Offering") of 21,275,000 of its common shares, $0.01 par value per share (the "Common Shares") (including 2,775,000 shares issued as a result of the exercise of an over-allotment option by the underwriters). The Common Shares were issued at an Initial Offering price of $21.00 per share, generating gross proceeds to the Company of $446.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $412.1 million.

The Company immediately used the Initial Offering proceeds to acquire nine correctional and detention facilities (the "Initial Facilities") from Corrections Corporation of America, a Tennessee corporation, and certain of its subsidiaries (collectively, "CCA") for an aggregate purchase price of $308.1 million, payable in cash. The Company entered into agreements with CCA to lease the Initial Facilities back to CCA pursuant to long-term, non-cancellable "triple net" leases (the "Leases") which require CCA to pay all operating expenses, taxes, insurance and other costs. All of the Leases have primary terms ranging from 10-12 years which may be extended at fair market rental rates for three additional five-year periods upon the mutual agreement of the Company and CCA.

The Company also entered into option agreements with CCA (the "Option Agreements") pursuant to which the Company was granted the option to acquire and lease back to CCA any or all of five correctional and/or detention facilities from CCA at any time during the three-year period following the acquisition of the Initial Facilities for a purchase price generally equal to CCA's costs of developing, constructing and equipping such facilities, plus 5% of such costs. As of September 30, 1998, the Company has acquired two facilities pursuant to the Option Agreements. In addition, the Company entered into an agreement (the "Right to Purchase Agreement") with CCA whereby CCA granted the Company an option to acquire, at fair market value, and lease back to CCA at fair market rental rates, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility. As of September 30, 1998, the Company has purchased two facilities pursuant to the Right to Purchase Agreement. Facilities available for purchase by the Company through the Option Agreements and the Right to Purchase Agreement are collectively referred to herein as the "Option Facilities."

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

The consolidated financial statements of the Company include all the accounts of the Company and its subsidiaries, including Prison Realty Management, Inc., a Tennessee corporation and wholly-owned management subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. The results of operations compares the period from July 18, 1997 to September 30, 1997, the three months ended September 30, 1998 and the nine months ended September 30, 1998. As the Company commenced operations on July 18, 1997, a nine months comparison for the periods ending September 30, 1997 and 1998 is not meaningful. The financial statements, however, have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of the Company filed with the Company's Annual Report on Form 10-K/A for the period from July 18, 1997 to December 31, 1997, as filed with the Commission on March 18, 1998 and as amended on March 30, 1998, with respect to significant accounting and financial reporting policies as well as other pertinent information of the Company.


3.  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1998. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the Financial Statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is equivalent to net income for the nine months ended September 30, 1998.


4.  REAL ESTATE PROPERTIES

On January 5, 1998, the Company acquired from CCA the 960 bed Davis County Correctional Center located in Holdenville, Oklahoma for a purchase price of $36.1 million.

On April 17, 1998, the Company and its newly-formed, wholly-owned subsidiary USCA Corporation ("USCA") and U.S. Corrections Corporation, a privately-held owner and former operator of correctional and detention facilities ("USCC"), entered into and completed an Agreement of Merger (the "USCC Merger
Agreement"), whereby USCA merged with and into USCC and the Company acquired all of the outstanding capital stock and derivative securities of USCC (the "USCC Merger"), in exchange for a cash payment to the shareholders of USCC of approximately $157.0 million. As a result of the USCC Merger, the Company also assumed certain liabilities of USCC consisting of a bank credit facility, two subordinated loans, and obligations outstanding for convertible, redeemable preferred stock totaling approximately $79.4 million. Immediately prior to the USCC Merger, CCA purchased USCC's facility management contracts and the corresponding enterprise value of operations from USCC for $10.0 million in cash. Accordingly, as a result of the USCC Merger, the Company acquired only real estate properties in substance.

By virtue of the USCC Merger, the Company acquired four correctional and detention facilities in Kentucky, one in Ohio and two in North Carolina. At the time of the USCC merger, the two North Carolina facilities were under construction. As of September 30, 1998, the Company had completed one of the North Carolina facilities, with the second facility scheduled for completion in November 1998. The Company does not operate the facilities acquired in the USCC Merger but leases the Kentucky facilities to CCA; leases the completed North Carolina facility to the State of North

Carolina, which has contracted with CCA to operate the facility; and expects to lease the North Carolina facility currently under construction to the State of North Carolina, which will contract with CCA to operate the facility. The Company leases the Ohio facility to Hamilton County, Ohio.

On May 4, 1998, the Company acquired the Leo Chesney Center, a 200 bed correctional facility located in Live Oak, California. The facility, acquired for a purchase price of approximately $5.1 million, is leased to and operated by Cornell Corrections Corporation under contract with the California Department of Corrections. The Company is currently expanding the facility to increase the rated capacity by approximately 72 beds.

In June, 1998, the Company began development of two educational facilities, one in Houston, Texas and one in Dallas, Texas, for Community Education Partners ("CEP"), which develops and operates publicly funded, privately operated alternative education programs for at-risk youth. The Company intends to renovate and lease the facilities to CEP pursuant to terms and conditions materially consistent with the Company's current relationship with private prison operators.

As of September 30, 1998, the Company had investments in 20 leased real estate properties and three development properties that are currently under construction, with a total aggregate cost of $781.5 million. Thirteen of these correctional and detention facilities have been purchased from CCA and leased back to CCA. CCA currently leases 17 real estate properties from the Company.


5.  BANK CREDIT FACILITY

On April 17, 1998, the Company's $150.0 million revolving Bank Credit Facility (as defined herein) was increased by $75.0 million to facilitate the acquisition of real estate properties through the USCC Merger. On July 31, 1998, the Company entered into an amendment and restatement of the Bank Credit Facility, maturing July 2000, to increase the total available borrowings to $300.0 million. General provisions of the Bank Credit Facility remained unchanged by the amendment and restatement and are as follows: the effective interest rate is determined by adding 1.50% to the LIBOR rate for the interest period selected by the Company. The Company may specify LIBOR rate loans of one, two or three month maturities. The Company may also borrow up to $5.0 million at the prime rate for working capital purposes and repay such loans at any time. The Bank Credit Facility is secured by all assets of the Company. The Company is subject to ongoing compliance with a number of financial and other covenants under the Bank Credit Facility, with which the Company is and has been in compliance. At September 30, 1998, $237.8 million was outstanding under the Bank Credit Facility.


6.  DISTRIBUTIONS TO SHAREHOLDERS

On March 2, 1998, the Board of Trustees declared a distribution of $0.425 per common share for the quarter ended March 31, 1998 to common shareholders of record on March 31, 1998. In addition, the Board of Trustees declared an initial prorated quarterly dividend for the 8.0% Series A Cumulative Preferred Shares of $0.417 per share to preferred shareholders of record on March 31, 1998, for the period from January 30, 1998 through the dividend payment date of April 15, 1998. These distributions were paid on April 15, 1998.

On June 26, 1998, the Board of Trustees declared a distribution of $0.425 per common share for the quarter ended June 30, 1998 to common shareholders of record on July 1, 1998. In addition, the Board of Trustees declared a quarterly dividend for the 8.0% Series A Cumulative Preferred Shares of $0.50 per share to preferred shareholders of record on July 1, 1998 through the dividend payment date of July 15, 1998. These distributions were paid on July 15, 1998.

On August 24, 1998, the Board of Trustees declared a distribution of $0.48 per common share for the quarter ended September 30, 1998 to common shareholders of record on September 30, 1998. In addition, the Board of Trustees declared a quarterly dividend for the 8.0% Series A Cumulative Preferred Shares of $0.50 per share to preferred shareholders of record on September 30, 1998 through the dividend payment date of October 15, 1998. These distributions were paid on October 15, 1998.


7.  NET INCOME PER SHARE

SFAS 128, "Earnings per Share," has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share are measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share for the Company was computed by dividing net income by the weighted average number of common shares outstanding during the period, or 21,579,000 shares. Diluted earnings per share was computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to the Company's outstanding share options, after assuming a buyback of shares under the treasury method.


8.  PROPOSED MERGER WITH CORRECTIONS CORPORATION OF AMERICA

On September 29, 1998, the Company, CCA and Prison Realty Corporation, a newly formed Maryland corporation ("New Prison Realty"), entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company and CCA will both be merged with and into New Prison Realty, with New Prison Realty as the surviving entity. Under the terms of the Merger
Agreement: (i) holders of the Company's Common Shares and the Company's 8.0% Series A Cumulative Preferred Shares will continue to own 1.0 share of New Prison Realty for each share of Company capital stock they currently own; and
(ii) holders of shares of CCA's common stock, par value $1.00 per share (the "CCA Common Stock"), will obtain the right to receive 0.875 share of New Prison Realty for each share of CCA Common Stock they currently own. New Prison Realty will elect to be taxed and expects to operate so as to qualify as a REIT for federal income tax purposes. The proposed merger is subject to certain conditions, including approval by the shareholders of both the Company and CCA and certain other conditions. Pending approval by the respective shareholders, the Company expects that the merger will be completed on or about January 1, 1999. The Company expects to incur approximately $9,250,000 in expenses related to the merger.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This quarterly report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and these statements can be identified, without limitation, by the use of the words "anticipates", "believes", "estimates", "expects", "intends", "plans", "projects" and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results or outcomes to differ materially from future outcomes expressed or implied by the forward-looking statement. Such factors include, but are not limited to risks associated with the corrections and detention industry, competitive market conditions, strength of the real estate markets in which the company operates and general economic conditions. The company discloses such risks in detail in its Annual Report on Form 10-K/A for the year ended December 31, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW.

The Company was formed on April 23, 1997 as a Maryland real estate investment trust to capitalize on the opportunities created by the increased demand for private correctional and detention facilities. The Company has elected to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1997.

On July 18, 1997, the Company commenced operations after completing the Initial Offering of 21,275,000 of its Common Shares (including 2,775,000 shares issued as a result of the exercise of an over-allotment option by the underwriters). The Common Shares were issued at an Initial Offering price of $21.00 per share, generating gross proceeds to the Company of $446.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $412.1 million.

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators, including affiliates of the sellers. The Company's initial investments were privately managed facilities that were owned and operated by Corrections Corporation of America ("CCA"). However, the Company is pursuing other opportunities, including acquisitions and leasebacks of, or financings for, correctional facilities owned and operated by various government entities and private operators other than CCA. Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

The Company, together with its wholly owned management subsidiary, Prison Realty Management, Inc., a Tennessee corporation, incurs operating and administrative expenses including, principally, compensation expenses for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

The Company expects to leverage its portfolio of real estate equity investments and will incur long and short-term indebtedness, and related interest expense, from time to time.

The Company has made distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Code and, in general, in amounts exceeding taxable income.

On September 29, 1998, the Company, CCA, and Prison Realty Corporation, a newly formed Maryland corporation ("New Prison Realty"), entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company and CCA will both be merged with and into New Prison Realty, with New Prison Realty as the surviving corporation. Under the terms of the Merger Agreement: (i) holders of the Company's Common Shares and the Company's 8.0% Series A Cumulative Preferred Shares will continue to own 1.0 share of New Prison Realty for each share of Company Common Stock they currently own; and
(ii) holders of shares of CCA's common stock, par value $1.00 per share (the "CCA Common Stock"), will obtain the right to receive 0.875 share of New Prison Realty for each share of CCA Common Stock they currently own. New Prison Realty will elect to be taxed and expects to operate so as to qualify as REIT for federal income tax purposes. The proposed merger is subject to certain conditions, including approval by the shareholders of both the Company and CCA and certain other conditions. Pending approval by the respective shareholders, the Company expects that the merger will be completed on or about January 1, 1999. The Company expects to incur approximately $9,250,000 in expenses related to the merger.

RESULTS OF OPERATIONS.

The Company commenced operations on July 18, 1997. The following analysis of the results of operations compares the period from July 18, 1997 through September 30, 1997 to the period from July 1, 1998 through September 30, 1998. As the Company commenced operations on July 18, 1997, a nine month comparison for the periods ending September 30, 1997 and 1998 is not meaningful.

RENTAL REVENUES - For the three months ended September 30, 1997 and 1998, rental revenues of $8.3 million and $18.7 million, respectively, were generated from the leasing of correctional and detention facilities. The increase in rental revenues of $10.4 million resulted from an increase of facilities leased to third parties from ten for the three months ended September 30, 1997 to 20 for the three months ended September 30, 1998. Lease rates for all correctional and detention facilities were 11.0% based upon original acquisition costs.

For the nine months ended September 30, 1998, rental revenues of $48.7 million were generated from the leasing of correctional and detention facilities.

INTEREST INCOME - For the three months ended September 30, 1997 and 1998, interest income was $0.6 million and $44,000, respectively. Interest income was earned through the investment of cash prior to the purchase of the real estate properties.

For the nine months ended September 30, 1998, interest income was $0.7 million.

DEPRECIATION EXPENSE - For the three months ended September 30, 1997 and 1998, depreciation expense was $2.1 million and $4.6 million, respectively. The increase in depreciation expense of $2.5 million is a result of the increase in the number of facilities leased to third-parties from ten for the three months ended September 30, 1997 to 20 for the three months ended September 30, 1998.

For the nine months ended September 30, 1998, depreciation expense was $13.2 million.

INTEREST EXPENSE - For the three months ended September 30, 1997 and 1998, interest expense was $0.0 million and $2.8 million, respectively. Interest expense is based on borrowings under the Company's bank credit facility and includes amortization of loan costs, net of capitalized interest on construction in progress. The Company did not have outstanding borrowings under the bank credit facility for the three months ended September 30, 1997.

For the nine months ended September 30, 1998, interest expense was $5.8 million.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three months ended September 30, 1997 and 1998, general and administrative expenses were $0.4 million and $0.7 million, respectively. General and administrative expenses were 4.7% and 3.8% of rental revenues for the three months ended September 30, 1997 and 1998, respectively. General and administrative expenses consist primarily of management salaries and benefits, legal and other administrative costs.

LIQUIDITY AND CAPITAL RESOURCES.

By virtue of the USCC Merger, the Company acquired two correctional facilities in North Carolina, which at the time of the USCC Merger were under construction. As of September 30, 1998, the Company had completed one of the North Carolina facilities, with the second facility scheduled for completion in November, 1998. The Company expects to incur additional construction costs of approximately $6.0 million in the fourth quarter of 1998 related to the facility under construction in North Carolina. In June, 1998, the Company began development of two educational facilities, one in Houston, Texas and one in Dallas, Texas, for CEP, which develops and operates publicly funded, privately operated alternative education programs for at-risk youth. Amounts expended for CEP projects prior to September 30, 1998 total $9.4 million, and total costs at completion are expected to be $13.0 million. In addition, the Company has options with varying terms to purchase any or all of 11 Option Facilities from CCA for CCA's costs of developing, constructing and equipping the facilities, plus 5% of such costs, aggregating approximately $487.6 million. The Company also has an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility.

In July 1998, the Company entered into an Agreement with CCA, whereby it agreed to purchase from CCA, for approximately $80 million, all issued and outstanding capital stock of Agecroft Properties, Inc. ("API"). API has entered into a contract to design, develop, construct and finance an 800 bed medium-security prison in Salford, England (the "Agecroft Prison"). Upon completion of construction, API will lease the Agecroft Prison to Agecroft Prison Management Limited ("APM"), an affiliate of CCA. APM has contracted with Her Majesty's Principal Secretary of State for the Home Department for the design, construction, management and financing of the Agecroft Prison under a twenty-five year agreement. APM has also contracted with UK Detention Services Limited, an affiliate of CCA, to manage the facility. The Agecroft Prison is anticipated to open in January 2000.

Upon completion of the Initial Offering, the Company received approximately $412.1 million in net proceeds. The Company used these funds, borrowings under the Bank Credit Facility (as herein defined), and cash provided from operations to purchase 13 correctional and detention facilities at an aggregate cost of $491.5 million. Initially, cash on hand was invested by the Company in interest-bearing accounts and other short-term, interest-bearing securities that are consistent with the Company's election to seek qualification for taxation as a REIT. After the Company began utilizing the Bank Credit Facility (as defined herein), cash available was utilized to reduce outstanding borrowings.

The Company closed on a $150.0 million bank credit facility (the "Bank Credit Facility"), maturing July 2000, contemporaneously with the closing of the Initial Offering. On April 17, 1998, the Company increased the Bank Credit Facility from $150.0 million to $225.0 million in connection with the USCC Merger. On July 31, 1998, the Company entered into an amendment and restatement of the Bank Credit Facility to increase the total available borrowings to $300.0 million. General provisions of the Bank Credit Facility remained unchanged by the amendment and restatement and are as follows: the effective interest rate is determined by adding 1.50% to the LIBOR rate for the interest period selected by the Company. The Company may specify LIBOR rate loans of one, two or three month maturities. The Company may also borrow up to $5.0 million at the prime rate for working capital purposes and repay such loans at any time. The Bank Credit Facility is secured by all assets of the Company. The Company is subject to ongoing compliance with a number of financial and other covenants under the Bank Credit Facility, with which the Company is and has been in compliance. At September 30, 1998, $237.8 million was outstanding under the Bank Credit Facility.

On January 30, 1998, the Company received net proceeds of approximately $103.4 million through its offering of 4,300,000 8.0% Series A Cumulative Preferred Shares, 0.01 par value per share (including 300,000 8% Series A Cumulative Preferred Shares issued as a result of the exercise of an over-allotment option by the underwriters), at a price of $25 per share. The Company used approximately $72.7 million of the preferred share offering proceeds to repay outstanding indebtedness under the Bank Credit Facility.

On September 16, 1998, the Company filed a Registration Statement on Form S-3 to register an aggregate of $500.0 million in value of its common shares, preferred shares, and common share rights and warrants for sale to the public. Proceeds from sales under the Company's Registration Statement on Form S-3 will be used for general corporate purposes. These general corporate purposes may include, without limitation, repayment of maturing obligations, redemption of outstanding indebtedness, financing (in whole or part) of future acquisitions (including acquisitions of companies and/or other real estate properties in accordance with the Company's business objectives and strategy), capital expenditures and working capital. Subsequent to September 30, 1998 and as of November 12, 1998, the Company had issued and sold 1,197,769 common shares under the Company's Registration Statement on Form S-3. Of those shares, 314,100 shares were sold to certain trustees and officers of the Company and a like number repurchased on the open market. Net proceeds to the Company from this share issuance total $19.0 million.

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

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that as a result of its initially low debt to total capitalization ratio and its intention to maintain a debt to total capitalization ratio of 50% or less, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or, as necessary, to meet certain distribution requirements imposed on REITs under the Code.

YEAR 2000 COMPLIANCE.

The Company has completed an assessment of its information technology hardware and software and believes that both are Year 2000 compliant, and the Company intends to test its Year 2000 compliance during calendar year 1999, although there can be no assurance that coding errors or other defects will not be discovered in the future. Because CCA manages 18 of the Company's 20 completed facilities, the Company may be vulnerable to CCA's failure to remedy its Year 2000 issues. Management of the Company has initiated discussions with CCA management concerning CCA's Year 2000 issues. CCA management has advised management of the Company that Year 2000 problems could arise in connection with CCA's information technology hardware and software. CCA's management has advised management of the Company that CCA is undertaking attempts to remediate its Year 2000 problems. CCA's management has also advised the Company of the risk that the computer and non-information technology systems of third parties, such as government agencies for which CCA provides services, commercial banks and other lenders, could have Year 2000 problems that are not remedied. The failure of CCA or of these third parties to remedy their Year 2000 problems could result in the delayed collection of accounts receivable by the Company from CCA or by CCA from government agencies for which CCA provides services, as the case may be, and the disruption of capital flows from third party lenders, potentially resulting in liquidity stress. Such liquidity stress could adversely affect CCA's ability to make timely lease payments to the Company. Although CCA cannot control its Year 2000 risks arising in connection with third parties, CCA has initiated conversations with those third parties with whom it has important relationships to determine the extent of their Year 2000 compliance problems.

FUNDS  FROM OPERATIONS.

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.

The following table presents the Company's Funds from Operations for the three months and nine months ended September 30, 1998:


       Funds from Operations:                      For the Three Months       For the Nine Months
                                                    Ended September 30,       Ended September 30,
                                                           1998                      1998
                                                   --------------------       -------------------
       Net Income Available to Common              $      8,422               $      23,010
       Shareholders

       Add back real estate depreciation                  4,589                      13,183
                                                   --------------------       -------------------

                                                   $     13,011               $      36,193
                                                   ====================       ===================

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES.

The Company's cash flow provided from operating activities was $45.7 million for the nine months ended September 30, 1998 and represents net income plus depreciation and amortization and changes in the various components of working capital. The Company's cash flow used in investing activities was $323.2 million for the nine months ended September 30, 1998 and represents acquisitions of real estate properties. The Company's cash flow provided by financing activities was $277.8 million for the nine months ended September 30, 1998 and represents proceeds from the preferred share offering, borrowings under the line of credit, and payments of dividends on the preferred and common shares.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a).    Exhibits

                  10.1 Amended and Restated Credit Agreement, dated as of July 31, 1998 by and among CCA Prison Realty Trust and various Lenders.

                  10.2 Amended and Restated Agreement and Plan of Merger, dated as of September 29, 1998, by and among Corrections Corporation of America, CCA Prison Realty Trust and Prison Realty Corporation (previously filed as Exhibit 2.1 to Prison Realty Corporation's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 30, 1998).

                  27.1       Financial Data Schedule (for SEC use only).

                  27.2 Restated Financial Data Schedule (for SEC use only).

 (b).   Reports on Form 8-K

                             Current Report on Form 8-K, dated September 30, 1998, relating to the execution of an Amended and Restated Agreement and Plan of Merger by and among CCA Prison Realty Trust, a Maryland real estate investment trust (the "Company"), Corrections Corporation of America, a Tennessee corporation ("CCA"), and Prison Realty Corporation, a newly formed Maryland corporation ("New Prison Realty"), relating to the merger of both CCA and the Company with and into New Prison Realty (the "Merger") and the filing of New Prison Realty's Registration Statement on Form S-4 with respect to the Merger, which contains the Joint Proxy Statement of the Company and CCA (the "Registration Statement on Form S-4"). In the Current Report on Form 8-K, the Company included the following historical financial statements of CCA:

                             (i) unaudited condensed consolidated financial
                                 statements for the six month periods ended June 30, 1998 and June 30, 1997 (incorporated therein by reference to CCA's Quarterly Report on Form 10-Q, as amended, for the quarter ended
                                 June 30, 1998); and

                            (ii) audited consolidated financial statements for
                                 the five years ended December 31, 1997
                                 (incorporated therein by reference to CCA's
                                 Annual Report on Form 10-K, as amended, for the year ended December 31, 1997).

                             The Company also included the following pro forma financial statements of Prison Realty Corporation:

                             (i) pro forma combined balance sheet as of June 30,
                                 1998 (incorporated therein by reference to the Registration Statement on Form S-4);

                            (ii) pro forma combined statement of operations for
                                 the year ended December 31, 1997 (incorporated therein by reference to the Registration Statement on Form S-4); and

                           (iii) pro forma combined statement of operations
                                 for the six months ended June 30, 1998
                                 (incorporated therein by reference to the Registration Statement on Form S-4).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCA PRISON REALTY TRUST


/s/ Vida H. Carroll
-----------------------
Vida H. Carroll
Chief Financial Officer


Date:  November 16, 1998

                                 Exhibit Index
                                 -------------


EX-10.1   Amended and Restated Credit Agreement dated as of July 31, 1998

EX-27.1   Financial Data Schedule (for SEC use only)

EX-27.2   Restated Financial Data Schedule (for SEC use only)