Form 10-K
period 1998-12-31
CCA PRISON REALTY TRUST
filed 1999-03-30
CIK 1037114

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-13049

                             CCA PRISON REALTY TRUST
     (Exact name of registrant as specified in its organizational documents)

                                    MARYLAND
                         (State or other jurisdiction of
                         incorporation or organization)

                                   62-1689525
                      (I.R.S. Employer Identification No.)

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
        Common Shares, $.01 par value                                     New York Stock Exchange
8.0% Series A Cumulative Preferred Shares, $.01 par value                 New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Shares held by non-affiliates was approximately $494,920,328 based on the closing price of such shares on the New York Stock Exchange on December 31, 1998.

         The number of the Registrant's Common Shares outstanding on December 31, 1998 was 25,315,380.

                             CCA PRISON REALTY TRUST

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

Item No.                                                                                                  Page
--------                                                                                                  ----
                                                      PART I.

1.       Business.                                                                                          2
2.       Properties.                                                                                       18
3.       Legal Proceedings.                                                                                21
4.       Submission of Matters to a Vote of Shareholders.                                                  21


                                                     PART II.

5.       Market for Registrant's Common Equity and Related Shareholder Matters.                            21
6.       Selected Financial Data.                                                                          24
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.            25
7A.      Quantitative and Qualitative Disclosures about Market Risk.                                       30
8.       Financial Statements and Supplementary Data.                                                      31
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.             31

                                                     PART III.

10.      Trustees and Executive Officers of the Company.                                                   31
11.      Executive Compensation.                                                                           35
12.      Security Ownership of Certain Beneficial Owners and Management.                                   38
13.      Certain Relationships and Related Transactions.                                                   40

                                                     PART IV.

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.                                  41

                                                    SIGNATURES.

                    PRESENTATION OF CCA PRISON REALTY TRUST -
                                EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Annual Report") relates to CCA Prison Realty Trust, a Maryland real estate investment trust (the "Company"), which was formed in April 1997 and commenced operations in July 1997. Corrections Corporation of America ("CCA"), a Tennessee corporation, and the Company each merged with and into Prison Realty Corporation, a Maryland corporation ("New Prison Realty"), on December 31, 1998 and January 1, 1999, respectively, with New Prison Realty being the surviving entity (collectively, the "Merger"). With the exception of certain information regarding the Merger and certain actions taken by the Company, CCA or New Prison Realty in connection therewith, the information contained in this Annual Report reflects the status of the Company on December 31, 1998, immediately prior to the completion of the Merger. The financial information of the Company, including the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements, set forth in this Annual Report is reported as of December 31, 1998 and does not reflect the completion of the Merger.

The Merger has been legally structured as a common control transfer from CCA to New Prison Realty at historical cost and the purchase of the Company by New Prison Realty. CCA has been treated as the acquiring company, and the Company has been treated as the acquired company, for financial reporting purposes. Accordingly, the historical book basis of the assets, liabilities and shareholders' equity of CCA has become the carrying value of the assets, liabilities and shareholders' equity of New Prison Realty, and the assets and liabilities of the Company have been recorded on the books of New Prison Realty at their fair value. For additional information regarding the Merger and New Prison Realty, please refer to the Annual Report on Form 10-K of New Prison Realty filed with the Securities and Exchange Commission (the "Commission") on or before March 31, 1999.

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING INFORMATION

This Annual Report contains or incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the "safe harbors" created thereby. Those statements include expectations concerning future results and assumptions regarding certain other matters. Also, when any of the words "believes," "expects," "anticipates," "intends," "estimates," "plans," or similar terms or expressions are used in this Annual Report, forward-looking statements are being made.

You should be aware that, while the expectations reflected in these forward-looking statements are believed to be reasonable, they are inherently subject to risks and uncertainties which could cause these forward-looking statements to differ materially from expectations. These risks and uncertainties are disclosed under "Risk Factors" set forth herein and in the Company's Registration Statements on Form S-11 (Reg. nos. 333-25727 and 333-43935) and
S-3 (Reg. no. 333-63475) filed with the Commission and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein. Because of these risks and uncertainties, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. You should not regard the inclusion of forward-looking statements as a representation that they will be accurate. In addition, these forward-looking statements will not be updated after the date of this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                                     PART I.

ITEM 1. BUSINESS.

BACKGROUND AND FORMATION TRANSACTIONS

The Company was formed on April 23, 1997 to acquire, develop, and lease private and public correctional and detention facilities. The Company elected to be taxed and operated so as to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with its taxable year ended December 31, 1997.

On July 18, 1997, the Company began operations after completing an initial public offering (the "Initial Offering") of 21,275,000 of its common shares, $.01 par value per share (the "Common Shares"), generating aggregate proceeds to the Company, net of underwriters' discount and offering costs, of approximately $412.1 million, $308.1 million of which were used to purchase nine correctional and detention facilities from CCA and certain of its subsidiaries (the "Initial Facilities").

The following transactions occurred prior to or simultaneously with the completion of the Company's Initial Offering (collectively, the "Formation Transactions"):

         - The Company acquired the Initial Facilities from CCA and certain of its subsidiaries for an aggregate purchase price of $308.1 million, payable in cash.

         - The Company entered into agreements with CCA to lease the Initial Facilities back to CCA pursuant to long-term, non-cancellable "triple net" leases (individually, a "CCA Lease," and together with all leases between the Company and CCA, collectively, the "CCA Leases") which required CCA to pay all operating expenses, taxes, insurance and other costs. The CCA Leases provided for initial, annual base rents with annual escalations equal to the greater of (i) 4% or (ii) the percentage which was 25% of the percentage interest in the gross management revenues realized by CCA from such leased property, exclusive of any increase attributable to expansions in the size or number of beds in such property (the "Base Rent Escalation"). The CCA Leases had primary terms ranging from 10-12 years which were renewable at fair market rental rates for three additional five-year periods upon the mutual agreement of the Company and CCA.

         - The Company entered into agreements with CCA (the "Option Agreements") pursuant to which the Company was granted the option to acquire and leaseback to CCA any or all of five correctional and/or detention facilities from CCA at any time during the three-year period following the acquisition of the Initial Facilities for a purchase price generally equal to CCA's costs of developing, constructing and equipping such facilities, plus 5% of such costs. The Option Agreements provided that if acquired, such facilities would be leased to CCA on terms substantially similar to those contained in the CCA Leases.

In addition, the Company entered into an agreement with CCA (the "Right to Purchase Agreement") whereby CCA granted the Company an option to acquire, at fair market value, and leaseback to CCA at fair market rental rates, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date on which CCA first received inmates at such facility (the "Service Commencement Date"). Additionally, CCA agreed to grant the Company a right of first refusal to acquire any CCA-owned correctional or detention facility should CCA receive an acceptable third-party offer to acquire such facility. Facilities which were available for purchase by the Company through the Option Agreements and the Right to Purchase Agreement are collectively referred to herein as the "Option Facilities."

RECENT DEVELOPMENTS

MERGER WITH NEW PRISON REALTY

Background. During the first quarter of 1998, the Company and CCA proposed a strategic combination whereby the companies would be merged to create the nation's leading company in the private corrections industry. Pursuant to the terms of an Amended and Restated Agreement and Plan of Merger dated September 29, 1998, which amended and restated an Agreement and Plan of Merger dated April 18, 1998 (collectively, the "Merger Agreement"), each of CCA and the Company agreed to merge with and into New Prison Realty, with New Prison Realty as the surviving company (the "Merger"), and complete a series of transactions to enable New Prison Realty to operate so as to qualify as a REIT for federal income tax purposes after the Merger (the "Merger Related Transactions").

In order for New Prison Realty to qualify as a REIT, New Prison Realty's income generally could not include income from the operation of facilities. Therefore, after the Merger, New Prison Realty could not operate the correctional and detention facilities operated by CCA prior to the Merger, including those facilities to be acquired from CCA and the Company in the Merger. Accordingly, immediately prior to the merger of CCA with and into the Company (the "CCA Merger"), the non-real estate assets of CCA, including all management contracts, would be transferred to a newly-formed management company, Correctional Management Services Corporation ("Operating Company"), and to two newly-formed service companies, Prison Management Services, Inc. ("Service Company A") and Juvenile and Jail Facility Management Services, Inc. ("Service Company B") (Service Company A and Service Company B are defined herein, collectively, as the "Service Companies"). Following the Merger, a substantial majority of the correctional and detention facilities acquired by New Prison Realty in the Merger would be leased to Operating Company. Additionally, as a result of the Merger and the Merger Related Transactions, New Prison Realty was to obtain an ownership interest in each of Operating Company and the Service Companies and derive certain economic benefits from each.

The purpose of the Merger was to create a unique investment opportunity for shareholders of the Company and CCA by combining the Company's cash distributions and tax advantages with an increased growth rate created by the Company's leases with Operating Company and the other contractual arrangements arising in connection with the Merger and the Merger Related Transactions. Management of CCA and the Company believed that the Merger would allow the respective shareholders of both companies to benefit, to the extent consistent with the rules applicable to REITs, from every type of private sector/public sector partnership with respect to correctional and detention facilities: (i) facilities owned by New Prison Realty and managed by government entities; (ii) facilities owned by New Prison Realty and managed by private operators; and
(iii) facilities owned by government entities and managed by private operators.

Completion of the Merger. The Merger Agreement and the Merger Related Transactions were approved and adopted by the shareholders of CCA and the Company at special meetings held on December 1, 1998 and December 3, 1998, respectively. Subsequently, on January 1, 1999, the Merger and Merger Related Transactions were completed substantially in accordance with the Merger Agreement. Under the terms of the Merger Agreement: (i) holders of Common Shares and the Company's 8% Cumulative Preferred Shares, $0.01 par value per share (the "Series A Preferred Shares"), obtained 1.0 share of New Prison Realty common stock, $0.01 par value per share (the "New Prison Realty Common Stock"), or New Prison Realty 8% Series A Cumulative Preferred Stock, $0.01 par value per share (the "New Prison Realty Preferred Stock"), for each Common Share or Series A Preferred Share they owned at January 1, 1999, respectively; and (ii) holders of shares of CCA's common stock, $1.00 par value per share (the "CCA Common Stock"), obtained the right to receive 0.875 share of New Prison Realty Common Stock for each share of CCA Common Stock they owned at December 31, 1998. Approximately 25,315,380 Common Shares and 4,300,000 Series A Preferred Shares were exchanged in the Merger. As intended, New Prison Realty will elect to be taxed and expects to operate so as to qualify as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 1999.

The Merger and the Merger Agreement are more fully described in (i) the Current Report on Form 8-K filed by New Prison Realty with the Commission on January 6, 1999 (File no. 25245), which is incorporated herein by reference; and (ii) the Joint Proxy Statement of the Company and CCA, dated October 31, 1998, as supplemented on November 20, 1998, prepared with respect to the Merger and included in the Registration Statement on Form S-4 filed with the Commission by New Prison Realty in connection with the Merger on September 30, 1998, as declared effective by the Commission on October 16, 1998 (Reg. no. 333-65017), which is incorporated herein by reference.

SHELF REGISTRATION

On September 16, 1998, the Company filed a Registration Statement on Form S-3 (Reg. no. 333-63465) with the Commission to register an aggregate of $500.0 million in value of its Common Shares, Series A Preferred Shares and Common Share rights or warrants for sale on a continuous or delayed basis. A portion of the net proceeds from the sale of Common Shares by the Company under the Registration Statement on Form S-3 were used to reimburse the cost of Common Shares purchased by the Company on the open market. The remainder of the net proceeds from the sale of Common Shares by the Company under the Registration Statement on Form S-3 were used for general corporate purposes, including, among others, repaying its obligations as they became due, redeeming its outstanding capital expenditures and working capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" herein for more information concerning the Company's sales and the Registration Statement on Form S-3.

ACQUISITIONS OF ASSETS

General. The Company historically focused its investments on privately managed facilities which were owned and operated by CCA or its subsidiaries. However, the Company also pursued other opportunities, including acquisitions and leasebacks of, or financings for, facilities owned and operated by various government entities and private operators other than CCA. The Company had significant access to potential development and acquisition opportunities through its relationship with CCA and the experience and industry contacts of the Company's Board of Trustees (the "Company Board") and management, particularly those of J. Michael Quinlan, the former head of the Federal Bureau of Prisons, who served as the Company's Chief Executive Officer and as a member of the Company Board.

Webb County Correctional Center. On December 29, 1998, the Company acquired from the Webb County Correctional Center Public Facility Corporation ("WPFC") the 480 bed Webb County Correctional Center located in Laredo, Texas for a purchase price of $21.3 million. The Webb County Correctional Center was not complete as of December 31, 1998 but is scheduled to open in 1999. The facility will be leased by New Prison Realty to Operating Company. Amounts required to complete the initial construction are available in capital development funds related to a bond issue used to finance the facility by the WPFC.

Central Arizona Detention Center. On November 2, 1998, the Company purchased the expansion of Central Arizona Detention Center in Florence, Arizona for $25.0 million. The facility was leased to the operator, CCA, who acted as construction manager for the expansion.

Leo Chesney Center. On May 4, 1998, the Company acquired the Leo Chesney Center, a 200 bed correctional facility located in Live Oak, California. The facility, acquired for a purchase price of approximately $5.1 million, was leased to and operated by Cornell Corrections Corporation under contract with the California Department of Corrections. The Company then expanded the facility to increase the rated capacity by approximately 72 beds.

U.S. Corrections Corporation. On April 17, 1998, the Company and its wholly-owned subsidiary USCA Corporation ("USCA"), on the one hand, and U.S. Corrections Corporation, a privately-held owner and former operator of correctional and detention facilities ("USCC"), on the other hand, entered into and completed an

Agreement of Merger, whereby USCA merged with and into USCC and the Company acquired all of the outstanding capital stock and derivative securities of USCC (the "USCC Merger") in exchange for a cash payment to the shareholders of USCC of approximately $157.0 million. As a result of the USCC Merger, the Company also assumed certain liabilities of USCC. Immediately prior to the USCC Merger, CCA purchased eight USCC subsidiaries which held USCC's facility management contracts and the corresponding enterprise value of operations from USCC for $10.0 million in cash. Accordingly, as a result of the USCC Merger, the Company acquired only real estate properties.

By virtue of the USCC Merger, the Company acquired four correctional and detention facilities in Kentucky, one in Ohio and two in North Carolina. These seven facilities had an aggregate design capacity of approximately 5,200 beds. The Company leased the Kentucky facilities to CCA and leased the North Carolina facilities to the State of North Carolina, which contracted with CCA to operate the facilities. In addition, the Company leased the Ohio facility to Hamilton County, Ohio.

Community Education Partners, Inc. During 1998, the Company developed two educational facilities, one in Houston, Texas, and one in Dallas, Texas, for Community Education Partners, Inc., a privately-held Delaware corporation ("CEP"), which develops and operates publicly funded, privately operated alternative education programs for at-risk youth. The Company expended approximately $13.0 million in renovations and leased the facilities to CEP pursuant to terms and conditions materially consistent with the Company's relationships with private prison operators.

BANK FINANCING

On July 31, 1998, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks arranged by First Union National Bank ("First Union"), NationsBank, N.A. ("NationsBank"), and Canadian Imperial Bank of Commerce ("CIBC"), whereby the Company's then existing revolving credit facility was increased from $225.0 million to $300.0 million (the "Company Credit Facility"). The Company Credit Facility had a maturity of July 18, 2000, and the proceeds from the Company Credit Facility were used for the acquisition of additional correctional and detention facilities as well as for working capital and general corporate purposes. At December 31, 1998, the Company had a total outstanding indebtedness of approximately $279.6 million under the Company Credit Facility which was paid off in its entirety in conjunction with a credit facility obtained by New Prison Realty upon the completion of the Merger.

SERIES A PREFERRED SHARE OFFERING

On January 30, 1998, the Company concluded a public offering of 4,300,000 of its Series A Preferred Shares in an aggregate principal amount of $105.7 million. The Company used the net proceeds from the offering, equal to approximately $103.5 million after deduction of the underwriting discount and estimated offering expenses, to repay outstanding indebtedness under the Company Credit Facility and to acquire additional correctional and detention facilities.

As of December 31, 1998, the Series A Preferred Shares were redeemable at any time on or after January 30, 2003, at $25.00 per share, plus dividends accrued and unpaid to the redemption date. The Series A Preferred Shares had no stated maturity, sinking fund provisions or mandatory redemption and were not convertible into any other securities of the Company. Dividends on the Series A Preferred Shares were cumulative from the date of original issue of such shares and were payable quarterly in arrears on the 15th day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, and at a fixed annual rate of 8.0%.

The Series A Preferred Shares ranked senior to the Company's Common Shares as to rights to receive distributions and to participate in distributions or payments upon any liquidation, dissolution or winding-up of the Company.

The Series A Preferred Shares were converted into preferred shares of New Prison Realty in connection with the Merger.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

As of December 31, 1998 the Company was involved in only one industry segment, the ownership of real estate. Accordingly, all of the financial statements contained herein relate to this industry segment.

NARRATIVE DESCRIPTION OF THE BUSINESS

The Company was formed to capitalize on the opportunities created by the perceived trend towards increased privatization in the corrections and detention industry, including the increased demand for private correctional and detention facilities. The principal business strategy of the Company was to own and develop correctional and detention facilities that met the Company's investment criteria, to acquire such facilities from both private prison managers and government entities, to expand the design capacity of the Company's existing facilities, and to lease all such facilities under long-term leases. As of December 31, 1998, the Company owned 24 facilities, with an aggregate design capacity in excess of 19,000 beds. The Company also had options to acquire up to 15 additional Option Facilities, with an aggregate design capacity of more than 17,000 beds, which were under construction or development by CCA. In addition, the Company had an option to acquire any correctional or detention facility acquired or developed and owned by CCA in the future, for a period of three years following the Service Commencement Date with respect to such facility. As a result of the transactions with CCA, the Company and CCA had several ongoing relationships, some of which could have given rise to conflicts of interest. See "Certain Relationships and Transactions" herein for a more complete discussion of these relationships.

As a REIT, the Company generally was not subject to federal income tax in 1998 to the extent that its earnings were distributed to its shareholders and its qualification as a REIT was maintained. In order to qualify as a REIT, the Company's income was required to be derived from certain sources, including rents from real property (and generally excluding income from the operation of a correctional facility). Accordingly, the Company was precluded from operating the correctional and detention facilities that it owned and, as a consequence, leased all such properties pursuant to long-term non-cancellable leases.

As of December 31, 1998, the Company leased 18 of its facilities to CCA, which managed the facilities pursuant to the CCA Leases (CCA also managed two of the Company's other facilities which were leased to the State of North Carolina). The Company also leased three of its facilities to private operators other than CCA and leased three of its facilities to government entities. As of December 31, 1998, CCA was the largest developer and manager of privatized correctional and detention facilities worldwide.

As of December 31, 1998, the Company's facilities were leased to CCA and other third-party operators pursuant to long-term, non-cancellable "triple net" leases which required the tenant to pay all operating expenses, taxes, insurance and other costs (together with the CCA Leases, the "Leases"). See "-- Leases with Primary Tenant" herein for a discussion of the CCA Leases.

The Company's executive offices, which are now the executive offices of New Prison Realty, were located at 10 Burton Hills Boulevard, Suite 100, Nashville, Tennessee 37215, and its telephone number, which is now the telephone number of New Prison Realty, was (615) 263-0200.

BUSINESS OBJECTIVES AND STRATEGIES

BUSINESS OBJECTIVES

As of December 31, 1998, the Company's primary business objectives were to generate increasing returns to its shareholders through increases in cash flow available for distribution and to maximize long-term total returns to its shareholders. The Company generally sought to achieve these objectives by:

         - Expanding its portfolio of correctional and detention facilities by (i) designing, building and/or developing correctional and detention facilities for both government entities and qualified third-party operators, and (ii) selectively acquiring correctional and detention facilities that demonstrated potential for significant revenue and cash flow from both private prison managers and government entities;

         -        Expanding the design capacity of its facilities; and

         - Structuring leases under which its lessees paid base rent with certain annual escalations and paid certain expenses in connection with the operation of the property, such as real estate taxes, insurance, utilities and services, maintenance and other operating expenses.

BUSINESS STRATEGY

The Company's principal business strategy was to design, build and finance new correctional and detention facilities for, as well as to acquire and renovate existing facilities from, both governmental entities and private prison managers and to lease these facilities under long-term "triple net" leases to government entities and qualified third party operators. Substantially all of the Company's income was derived from rent payments from leases of correctional and detention facilities.

The Industry. The Company believed the United States' private corrections industry was in a period of significant growth as governments of all types faced continuing pressure to control costs and improve the quality of services. As the number of crimes committed each year, and the corresponding number of arrests, continued to increase, governments became increasingly willing to consider privatization of corrections and detention services as a means of controlling costs and improving the quality of services.

According to the Private Adult Correctional Facility Census, prepared by the Private Corrections Project Center for Studies in Criminology and Law, University of Florida (the "Census"), the design capacity of privately managed adult correctional and detention facilities worldwide has increased dramatically since the first privatized facility was opened by CCA in 1984. The majority of this growth has occurred since 1989, as the number of privately managed adult correctional and detention facilities in operation or under construction worldwide increased from 26 facilities with a design capacity of 10,973 beds in 1989 to 185 facilities with a design capacity of 132,572 beds in 1998. The majority of all private prison management contracts are in the United States. According to the Census, at December 31, 1998, 159 of the 185 private correctional facilities were in the United States, with the remaining 26 divided between Australia, the United Kingdom and South Africa. According to the Census, the aggregate capacity of private facilities in operation or under construction rose from 106,940 beds at December 31, 1997, to 132,572 beds at December 31, 1998, an increase of 24%.

The Census reports that at December 31, 1998 there were 31 state jurisdictions, the District of Columbia and Puerto Rico, within which there were private correctional or detention facilities in operation or under construction. Further, all three federal agencies with prisoner custody responsibilities (i.e., the United States Bureau of Prisons (the "BOP"), the U.S. Immigration and Naturalization Service (the "INS") and the U.S. Marshals Service (the "USMS")) continued to contract with private management firms. Management believed that the continued trend was a result of the fact that private companies competing with each other are incentivized to keep costs down and to improve the quality of services. Various industry studies show that cost savings from privately operated prisons may be in the range of 10-15%. Further, based on recidivism rates, the quality of services is generally better in privately operated prisons than in public prisons.

Management believed that the trend of increasing privatization of the corrections industry would continue, in large part, because of the general shortage of beds available in United States correctional and detention facilities. According to reports issued by the United States Department of Justice, Bureau of Justice statistics ("BJS"), the number of inmates housed in United States federal and state prison and jail facilities increased from 744,208 at December 31, 1985 to 1,802,496 at June 30, 1998, a compound annual growth rate of 7.3%. As of June 30, 1998, the BJS reported that one in every 150 United States residents was incarcerated. Further, at least 19 state prison systems, as well as the federal prison system, are 24% or more over capacity. Industry reports also indicate that inmates convicted of violent crimes generally serve only one-third of their sentence, with the majority of them being repeat offenders. Accordingly, there was a perceived public demand for, among other things, longer prison sentences, as well as prison terms for juvenile offenders, resulting in even more overcrowding in the United States correctional and detention facilities. Finally, numerous courts and other government entities in the United States have mandated that additional services offered to inmates be expanded and living conditions be improved. Many governments do not have the readily-available resources to make the changes necessary to meet such mandates.

Growth Opportunities. The Company believed it had a competitive advantage in the development, construction, and acquisition of new private correctional and detention facilities due to the Company's significant capital resources and its ability to finance and build facilities in significantly less time than government entities. The Company believes that it could maintain access to capital through a conservative capital structure. The Company believed that its competitive advantage would have enabled it to capitalize on the following opportunities:

         Government Managed Facilities. Attractive opportunities existed to develop correctional and detention facilities on behalf of various government entities. Historically, government entities have used various methods of construction financing to develop new correctional and detention facilities, including but not limited to the following:
         (i) one-time general revenue appropriations by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity; or (iii) lease revenue bonds secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. Many jurisdictions are operating their correctional and detention facilities at well above their rated capacities, and as a result are under federal court orders to alleviate prison overcrowding within a certain time period. These jurisdictions are often not in a position to appropriate funds or obtain financing to construct a correctional and detention facility because of other fiscal demands or requirements for public approval. Accordingly, the Company believed that, in an attempt to address fiscal pressures of matching revenue collections with projected expenses, many such government entities would have been be forced to consider private ownership with respect to the development of new correctional and detention facilities and sale-leaseback transactions or other financing alternatives with respect to then existing correctional and detention facilities. The Company further believed that by privatizing the development and construction of a facility, a government entity could have avoided large capital appropriations and voter referendum issues, freeing itself to direct its capital to other competing infrastructure needs, and accordingly, privatization would become even more attractive.

         Expansion Opportunities. The Company's growth objectives focused on the selective expansion of its existing correctional and detention facilities to increase cash flows and property values. Prior to the

         Merger, the Company was in the process of developing approximately 3,000 beds through the expansion of six of its operating facilities. The Company believed that CCA (and other future tenants of the Company) would have continued to attempt to achieve economies of scale through expansions of existing facilities. The Company intended to provide expansion space as needed to CCA or any of the Company's other tenants.

         Rent Escalations. The rent schedules under the Company's leases, including those with CCA, provided for a relatively stable source of cash flow and, with respect to CCA, opportunities to participate in future growth in revenues of its tenants. The minimum rent for the first year for each facility under the CCA Leases was initially set at a fixed amount. Thereafter, the minimum rent was expected to escalate by a percentage equal to the greater of (i) 4%, or (ii) 25% of the percentage increase in the gross management revenues realized by CCA from such facility, exclusive of any increase attributable to expansion in the size of or the number of beds in such facility.

The Company's ability to acquire or develop new facilities or to expand its existing facilities depended on its access to financing. There was no assurance that the Company would be able to acquire or develop correctional facilities that met its investment criteria. Moreover, acquisitions and expansions entailed risks that acquired or expanded facilities would have failed to perform in accordance with expectations. See "Risk Factors -- The Company was Subject to Risks Inherent in Investment in Real Estate Properties" herein for a further discussion of this risk.

LEASES WITH PRIMARY TENANT

At December 31, 1998, CCA was the Company's primary tenant, leasing 18 of the Company's 24 operating facilities. Each such facility was leased to CCA under a master lease agreement (the "Master Lease") with a primary term of 10 to 12 years (the "Fixed Term"). Immediately after the Merger, all existing leases between CCA and the Company were canceled, and New Prison Realty and Operating Company entered into a master lease agreement with respect to each facility previously leased by CCA. Each CCA Lease conveyed a leasehold interest in the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the facility and all personal property necessary to operate the facility for its intended purpose (the "Leased Property"). Each CCA Lease permitted CCA to operate the Leased Property only as a correctional or detention facility. CCA had the responsibility in each CCA Lease to obtain and maintain all licenses, certificates and permits in order to use and operate each facility.

The rent for the first year for each facility under the CCA Leases was initially set at a fixed amount (the "Annual Base Rent") and was increased each year by the Base Rent Escalation. The Annual Base Rent and the Base Rent Escalation for each Leased Property were payable in monthly installments. The obligations of CCA under each CCA Lease were cross-defaulted to each of the other CCA Leases with respect to payment and certain other defaults. The Company had general recourse to CCA under the CCA Leases, although CCA's payment obligations under such CCA Leases were not secured by any assets of CCA.

The CCA Lease for each facility was renewable at fair market rates for three additional five-year terms beyond the Fixed Term (the "Extended Terms"), but only upon the mutual agreement of the Company and CCA. Fair market rates for Extended Terms were determined mutually by the Company and CCA based on their respective analyses of the market for the relevant CCA facility. Such analyses included a review of the historical and projected economic performance of the facility and took into account the interest rate environment at the time of the extension and the creditworthiness of the tenant. The Fixed Term and Extended Terms under each CCA Lease were subject to earlier termination upon the occurrence of certain contingencies described in the CCA Lease. Additionally, each CCA Lease was terminable by the Company, at its option, at any time after the first five years of the CCA Lease, upon 18 months' written notice to CCA.

Each CCA Lease was what is commonly known as a "triple-net" lease or "absolute net" lease, under which CCA was to pay the Annual Base Rent and all additional charges. Under each CCA Lease, CCA was required, at its sole cost and expense, to maintain each Leased Property in good order, repair and appearance and to make structural improvements and repairs which were necessary and appropriate to keep such Leased Property in good order, repair and appearance (excluding ordinary wear and tear). The Company was not required to build or rebuild any improvements to any Leased Property, or to make any repairs, replacements, alterations, restorations or renewals to any Leased Property. CCA, at its sole cost and expense, could have made alterations, additions, changes and/or improvements to each Leased Property with the prior written consent of the Company, provided that the value and primary intended use of such Leased Property was not impaired. All machinery, equipment, furniture, fixtures and other personal property installed at the expense of CCA on any Leased Property remained the property of CCA at the termination of the CCA Leases. Each CCA Lease provided that, at the request of CCA, the Company could make capital additions. In certain situations, a capital addition to a Leased Property could be made directly by CCA and financed by third parties, with the prior written consent of the Company. In the case of a capital addition not undertaken or financed by the Company, the Company had an option to acquire and leaseback to CCA such capital addition for a period of 10 years following the date on which inmates were first received at such capital addition, at a cost equal to the fair market value of such capital addition and at an annual rental rate equal to fair market rental rates.

The CCA Leases provided that CCA could not have, without the prior written consent of the Company, assigned, sublet, mortgaged, pledged, hypothecated, encumbered or otherwise transferred any CCA Lease or any interest therein with respect to all or any part of the Leased Property.

GOVERNMENT REGULATION

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of complying with environmental laws could have materially adversely affected the amount of cash available for distribution by the Company. Phase I environmental assessments were obtained on substantially all of the Company's facilities. The purpose of a Phase I environmental assessment is to identify potential environmental contamination that is made apparent from historical reviews of such facilities, reviews of certain public records, visual investigations of the sites and surrounding properties, toxic substances and underground storage tanks. The Phase I environmental assessment reports did not reveal any environmental contamination that the Company believed would have had a material adverse effect on the Company's business, assets, results of operations or liquidity, nor was the Company aware of any such liability. Nevertheless, it is possible that these reports did not reveal all environmental liabilities or that there were material environmental liabilities of which the Company was unaware. In addition, environmental conditions on properties owned by the Company had the potential to affect the operation or expansion of facilities located on the properties. Each CCA Lease made various representations and warranties relating to environmental matters with respect to each facility. Each CCA Lease also required CCA to indemnify and hold harmless the Company and any CCA mortgagee from and against all liabilities, costs and expenses imposed upon or asserted against the Company or a facility on account of, among other things, any federal, state or local law, ordinance, regulation, order or decree relating to the protection of human health or the environment with respect to a facility.

AMERICANS WITH DISABILITIES ACT

The Company's facilities and the Option Facilities were subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities such as correctional facilities be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could have required removal of access barriers and other capital improvements at the Company's facilities. Noncompliance with the ADA could have resulted in the imposition of fines on the Company, and potentially could still result in the imposition of fines on New Prison Realty, as successor in interest to the Company, or an award of damages to private litigants. The Leases provided that the lessee would be required to make any necessary modifications or improvements to comply with the ADA. As of December 31, 1998, the Company did not believe that the costs, if any, for any modifications necessary to comply with the ADA were material.

INSURANCE

Each lease between the Company and its lessees, including the CCA Leases, provided that the lessee would maintain insurance on each leased property under the lessee's insurance policies providing for the following coverages: (i) fire, vandalism and malicious mischief, extended coverage perils, and all physical loss perils; (ii) comprehensive general public liability (including personal injury and property damage); and (iii) worker's compensation. Under each of these leases, the Company had the right to periodically review its lessees' insurance coverage and provide input with respect thereto. CCA maintained general liability coverage of $30.0 million. In addition to the insurance coverage provided by the Company's insurance requirements under the triple net leases, the Company maintained a general liability insurance policy of $10.0 million for all of its operations, as well as insurance in amounts it deemed adequate to cover property and casualty risks, workers' compensation and directors' and officers' liability.

EMPLOYEES

At December 31, 1998, the Company had 12 full-time employees, all of whom were employed at the Company's corporate offices. At December 31, 1998, none of the Company's employees were subject to a collective bargaining agreement, and the Company had experienced no labor-related work stoppages and considered its relations with its personnel to be good. With the exception of one employee, each employee of the Company became an employee of New Prison Realty following the Merger.

LEGAL PROCEEDINGS

Owners and operators of privatized correctional and detention facilities are subject to a variety of legal proceedings arising in the ordinary course of operating such facilities, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a correctional facility, but may also be brought against the owner. Although, as of December 31, 1998, the Company was not subject to any such claims, the Company's lessees, including CCA, were parties to proceedings in connection with the operation of correctional and detention facilities. As of December 31, 1998, the Company did not believe that such litigation, if resolved against its lessees or their successors in interest, would have a material adverse effect upon its business or financial position. The Company's leases with its lessees or its successors in interest, including the CCA Leases, generally provided that lessees were responsible for claims based on personal injury and property damage at such facilities and that the Company's lessees maintain insurance for such claims.

At December 31, 1998, the Company was subject to certain legal proceedings arising out of the ordinary course of its business, including certain claims arising in connection with the construction and development of its facilities. At December 31, 1998, the Company did not believe that such litigation, collectively, was material or that such litigation, a portion of which was expected to be covered by liability insurance, would have a material adverse effect upon its business or financial position if resolved against the Company. In connection with the Merger, New Prison Realty assumed the Company's potential liabilities under these legal proceedings.

COMPETITION

The Company's facilities were subject to competition for inmates from private prison managers and the number of inmates in a particular geographical area could have materially affected the revenues of such facilities. In addition, revenues of the Company's facilities were affected by a number of factors including the demand for inmate beds and general economic conditions. The Company was also subject to competition for the acquisition of correctional and detention facilities with other purchasers of correctional and detention facilities.

RISK FACTORS

The Company was subject to certain risks and uncertainties that could have affected the actual results of the Company in 1998. The following risk factors describe, among others, those risks as identified by the Company.

THE COMPANY WAS SUBJECT TO RISKS INHERENT IN THE CORRECTIONS AND DETENTION INDUSTRY

General. At December 31, 1998, the Company primarily owned correctional and detention facilities. Under the rules applicable to REITs, the Company was not permitted to operate the facilities it owned, thus its revenues and therefore its ability to make distributions were dependent on the ability of its tenants, including CCA, to make lease payments under the Leases. Accordingly, the Company was subject to the following risks, which are the primary operating risks generally inherent in the corrections and detention industry.

Short-term Nature of Government Contracts. Private prison managers typically enter into facility management contracts with government entities for terms of up to five years, with one or more renewal options that may be exercised only by the contracting government agency. The Company was not assured that any agency would exercise a renewal option. The contracting agency typically could have terminated a facility contract at any time without cause by giving the private prison manager written notice. There also existed the risk that a facility owned by the Company would not be the subject of a contract between a private manager and a government entity while it was leased to a private prison manager since the Company's leases with its lessees generally extended for periods substantially longer than the contracts with government entities. Accordingly, if a private prison manager's contract with a government entity to operate a Company facility was terminated, or otherwise not renewed, or if such a government entity was unable to supply a facility with a sufficient number of inmates, such event could have adversely affected the ability of the contracting private prison manager to make the required rental payments to the Company. There also existed the risk that CCA would not be able to maintain certain of its respective management contracts, which could have adversely affected its ability to make payments to the Company or adversely affected the amount of such payments.

Dependence on Government Appropriations. A private prison manager's cash flow is subject to the receipt of sufficient funding of and timely payment by contracting government entities. If the appropriate government agency had not received sufficient appropriations to cover its contractual obligations, a contract may have been terminated or the management fee may have been deferred or reduced. Any delays in payment could have had an adverse effect on the private prison manager's cash flow and therefore its ability to make lease payments to the Company. Further, the ability of government entities contracting directly with the Company to make lease payments to the Company was dependent upon annual appropriations.

Dependence on Ability to Develop New Prisons and Contracts. The success of a private prison manager in obtaining new awards and contracts may depend, in part, upon its ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Moreover, the private corrections industry is subject to public scrutiny. Negative publicity about an escape, riot or other disturbance at a privately managed facility could have resulted in publicity adverse to the Company or CCA and the private corrections industry in general. In addition, organized labor unions in many states, including organized labor unions consisting of state correctional and detention facility employees, have increasingly opposed the awarding of contracts to private prison managers. Any of these occurrences or trends could have made it more difficult for a private prison manager to renew or maintain existing contracts or to obtain new contracts or sites on which to operate new facilities or for the Company to have developed or purchased facilities and to have leased them to government or private entities, all of which could have had a material adverse effect on the Company's business.

Increased Regulation of the Private Prison Industry. A substantial majority of the Company's facilities were managed and operated by CCA. Several states enacted legislation imposing restrictions upon private prison management companies, such as CCA. Certain states enacted laws requiring licensing of private prison management companies and increasing regulatory oversight over private prison management companies. At least one state attempted to restrict the ability of private prison management companies to transfer and house certain types of out-of-state prisoners in that state. See "Business -- Government Regulation." Although the Company does not believe that such requirements adversely affected CCA's ability to make required lease payments under the CCA Leases, there was no assurance that future legislation requiring further regulatory private prison management companies would not have had such an effect.

Options to Purchase and Reversions. Four of the facilities which were owned or under development by the Company as of December 31, 1998 either were or would have been subject to an option to purchase by certain government agencies. If any of these options were exercised, there existed the risk that the Company would not have recouped its full investment from the applicable facility or that it would have otherwise been unable to invest the proceeds from the sale of the facility in one or more properties that yielded as much revenue as the property acquired by the government entity. In addition, ownership of two of the Company's facilities owned as of December 31, 1998 would have, upon the expiration of a specified time period, reverted to the respective government agency which contracted with the Company or CCA. See "Properties -- The Facilities."

Legal Proceedings. The Company's ownership of correctional and detention facilities could have exposed it to potential third party claims or litigation by prisoners or other persons relating to personal injury or other damages resulting from contact with a facility, its managers, personnel or other prisoners, including damages arising from a prisoner's escape from, or a disturbance or riot at, a facility owned by the Company. In addition, as an owner of real property, the Company was potentially subject to certain proceedings relating to personal injuries of persons at such facilities. The Company could have been held responsible under state laws for claims based on personal injury or property damage despite contractual provisions in its leases with private prison managers which provided for indemnity against such claims. Moreover, such legal proceedings could have had a material adverse effect on CCA, which could have adversely affected its ability to make lease payments to the Company or the amounts of such payments.

THE COMPANY WAS SUBJECT TO TAX RELATED RISKS

General. The Company elected to be taxed as a REIT for federal income tax purposes for its taxable year ending December 31, 1997. As a REIT, the Company (subject to certain exceptions) was not subject to federal income taxation at the corporate level on its taxable income that was currently distributed to its stockholders. No assurance could have been made that the Company would qualify, or continue to qualify, as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations, as well as various factual matters and circumstances which were not entirely within the Company's control. See "-- Tax Status" herein for a more complete discussion of the requirements for qualification as a REIT.

Adverse Effects of Failure to Qualify as a REIT. If the Company failed to qualify as a REIT, it would have been subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, the Company also would have been disqualified from re-electing REIT status for the four taxable years following the year during which qualification was lost. Failure to qualify as a REIT would have reduced the net earnings of the Company available for distribution to shareholders because of the additional tax liability to the Company for the year or years involved. To the extent that distributions to shareholders would have been made in reliance upon the Company's qualifying as a REIT, the Company might have been required to borrow funds or to liquidate certain of its investments to pay the applicable tax. The failure to qualify as a REIT also would have constituted a default under the Company's current debt obligations.

THE COMPANY WAS SUBJECT TO RISKS INHERENT IN INVESTMENT IN REAL ESTATE
PROPERTIES

Investments in correctional and detention facilities are subject to risks typically associated with investments in real estate. Such risks include the possibility that the correctional and detention facilities and any additional investment properties would generate total rental rates lower than those anticipated or would have yielded returns lower than those available through investment in comparable real estate or other investments. Furthermore, equity investments in real estate are relatively illiquid and, therefore, the ability of the Company to vary its portfolio promptly in response to changed conditions was limited.

Investments in correctional and detention facilities subjected the Company to risks involving potential exposure to environmental liability and uninsured loss. The operating costs of the Company could have been affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations. Additionally, although the CCA Leases required CCA to maintain insurance with respect to each of the facilities owned by the Company and leased to CCA, there were certain types of losses, such as losses from earthquakes, which were either uninsurable or for which it was not economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. Should an uninsured loss have occurred, the Company could have lost both its capital invested in, and anticipated profits from, one or more of the facilities owned by the Company.

THE COMPANY WAS DEPENDENT ON CCA, AS PRIMARY LESSEE OF THE COMPANY'S FACILITIES, FOR ITS REVENUES AND ABILITY TO MAKE DISTRIBUTIONS TO ITS SHAREHOLDERS

CCA was the lessee of a substantial majority of the Company's facilities. Therefore, the Company was dependent for its revenues upon CCA's ability to make the lease payments required under the CCA Leases for such facilities. CCA's obligation to make CCA Lease payments was not secured by any of the assets of CCA, although the obligations under the leases were cross-defaulted so that the Company could have terminated all the CCA Leases if CCA failed to make required lease payments. If this had happened, however, the Company would have been required to find other suitable lessees or risk losing its ability to elect or maintain REIT status, as applicable.

THE COMPANY LACKED CONTROL OVER DAY-TO-DAY OPERATIONS AND MANAGEMENT OF ITS FACILITIES

To qualify as a REIT for federal income tax purposes, the Company could not operate, or participate in decisions affecting the operations of, its facilities. Accordingly, the Company's lessees controlled the operations of its facilities pursuant to the Leases, most of which had initial terms of 12 years and three renewal terms of five years each, exercisable upon the mutual agreement of the lessee and the Company. During the terms of the Leases, the Company did not have the authority to require lessees to operate the facilities in a particular manner or to govern any particular aspect of their operation except as set forth in the Leases. Thus, even if the Company believed a lessee was operating a facility inefficiently or in a manner adverse to the Company's interests, the Company could not have required a lessee to change its method of operation. The Company was limited to seeking redress only if a lessee violated the terms of a Lease, in which case the Company's primary remedy was to terminate the Lease or, in certain circumstances, all of the Leases with that particular lessee, and to attempt to recover damages from the lessee. If a Lease had been terminated, the Company would have been required to find another suitable lessee or risk losing its ability to elect or maintain REIT status, as applicable.

EXISTING CONFLICTS OF INTEREST MAY HAVE HAD AN EFFECT ON THE COMPANY

As of December 31, 1998, some trustees, officers and shareholders of the Company had relationships with the Company and CCA which may have created a conflict of interest with respect to the business decisions affecting the Company. In addition, the significant contractual and other ongoing relationships between the Company and CCA may have presented conflicts of interest. These conflicts imposed risks that these persons favored their own interests over the interests of the Company in connection with the operations of the Company and CCA and the relationship between the two companies. See "Certain Relationships and Transactions" herein for a more complete discussion of these to conflicts of interest.

THE COMPANY WAS DEPENDENT ON CERTAIN INDIVIDUALS FOR ITS MANAGEMENT

Doctor R. Crants served as the Chairman of the Company Board. J. Michael Quinlan served as the Chief Executive Officer of the Company. The loss of the services of either of these individuals could have had a material adverse effect on the Company as it would have lost the benefit of their extensive knowledge of, and experience in, the corrections industry. The Company entered into an employment agreement with J. Michael Quinlan. Under applicable Tennessee law, which governed the interpretation and enforcement of the employment agreement with J. Michael Quinlan, specific performance was not available as a remedy for violation of the agreements. Moreover, the Company could not generally enforce the provisions of the employment agreement, including noncompetition agreements, if the provisions contained therein were deemed unreasonable; provided, however, that courts might have enjoined violations of covenants not to compete if the scope of the employment was deemed to require special skills that could not have been attained by another employee of average competence.

THE COMPANY IMPOSED LIMITS ON THE OWNERSHIP OF ITS SHARES TO MAINTAIN QUALIFICATION AS A REIT

For the Company to qualify as a REIT, not more than 50% in value of its outstanding shares could have been owned, directly or constructively, by five or fewer individuals, as defined in the Code. In addition, rent from related party tenants is not qualifying income for purposes of the gross income tests under the Code. Two sets of constructive ownership rules, one to determine whether a REIT is closely held and one to determine whether rent is from a related party tenant, apply in determining whether these requirements are met. For the purpose of preserving the Company's REIT qualification, among other things, the Company's Charter prohibited direct or constructive ownership by any person of more than 9.8% of the Company's outstanding Common Shares or Series A Preferred Shares (the "Ownership Limit"). The constructive ownership rules in the Code are complex and could have caused the Company's Common Shares or the Company's Series A Preferred Shares owned, directly or constructively, by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the Company's Common Shares or of the Company's Series A Preferred Shares or the acquisition of an interest in an entity which owned the Company's Common Shares or the Company's Series A Preferred Shares by an individual or entity could have caused that individual or entity or another individual or entity to own constructively in excess of 9.8% of the Company's Common Shares or of the Company's Series A Preferred Shares, and thus would have subjected such Common Shares or Series A Preferred Shares to the Ownership Limit. Direct or constructive ownership of the Company's Common Shares or of the Company's Series A Preferred Shares in excess of the Ownership Limit would have caused the violative transfer or ownership to be void, or would have caused such shares to be held in trust as Shares-in-Trust (as hereinafter defined) for the benefit of one or more charitable organizations. These provisions could have inhibited market activity and the resulting opportunity for shareholders to realize a premium for the Company's Common Shares or the Company's Series A Preferred Shares if a shareholder were attempting to assemble a block of shares in excess of the Ownership Limit. These provisions could also have had the effect of making it more difficult for a third party to acquire control of the Company, including certain acquisitions the shareholder may have deemed to be in their best interests. Also, there could have been no assurance that such provisions would in fact have enabled the Company to meet relevant REIT ownership requirements.

CERTAIN PROVISIONS OF THE COMPANY'S GOVERNING DOCUMENTS MAY HAVE LIMITED CHANGES IN CONTROL OF THE COMPANY

Certain provisions of the Company's Charter and the Company's Bylaws, including provisions imposing the Ownership Limit, authorizing the issuance of the Company's Series A Preferred Shares and requiring staggered terms for the Company Board, and certain provisions of the Maryland General Corporation Law ("MGCL") regarding business combinations and control share acquisitions could have had the effect of delaying, deferring or preventing a change in control of the Company or the removal of existing management and, as a result, could have prevented the shareholders of the Company from being paid a premium for their shares of the Company. The Company's Charter authorized the Company Board to issue the Company's Series A Preferred Shares in one or more series, to establish the number of shares in each series and to fix the designations, powers, preferences and rights of each series and the qualifications, limitations or restrictions thereof, all without shareholder approval. The authorization of the Company's Series A Preferred Shares may have had an anti-takeover effect because it gave the Company Board the power to issue the Series A Preferred Shares at its sole discretion on such terms as it, in its sole discretion, deemed proper, which may have had a dilutive effect on or otherwise deterred any potential acquirer of the Company. The Company's Charter provided for three classes of trustees as nearly equal in size as practicable, exclusive of trustees elected by holders of the Company's Series A Preferred Shares only when dividends payable on such shares were in arrears. Each class of trustees held office until the third annual meeting for selection of trustees following the election of such class. The Company's Charter further provided that the shareholders of the Company could have, at any time, removed any trustee, with or without cause, by an affirmative vote of a majority of shareholders entitled to vote in the election of trustees. These provisions may have had an anti-takeover effect because a third party would have been unable to acquire immediate control of the Company Board due to the existence of the classified board and would further have been unable to remove trustees without majority shareholder approval.

YEAR 2000 COMPLIANCE ISSUES MAY HAVE HAD AN EFFECT ON THE COMPANY

An assessment of the Company's information technology hardware and software was performed, and the Company believed that both were Year 2000 compliant, although there was no assurance that coding errors or other defects would not have been discovered in the future. The Company, however, may have been vulnerable to the failure of third parties, including CCA and government entities for which CCA provided services, to remedy their Year 2000 issues. The failure of government entities for which CCA provided services to resolve their Year 2000 problems, or the failure of CCA to remedy its Year 2000 problems, could have resulted in the delayed collection of accounts receivable by CCA. The delayed collection of accounts receivable could have adversely affected CCA's ability to make timely lease and other payments to the Company. See "Management Discussion and Analysis--Year 2000 Compliance" contained herein for a more detailed discussion of the Company's Year 2000 compliance assessment.

A FLUCTUATION IN MARKET INTEREST RATES MAY HAVE AFFECTED THE PRICE OF THE COMPANY'S SHARES

One of the factors that may have affected the price of the capital shares of the Company was the amount of its distributions to shareholders in comparison to yields on other financial instruments. An increase in the market interest rate would have provided higher yields on other financial instruments, which could have adversely affected the price of the Company's capital shares.

TAX STATUS

The Company elected to be taxed as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 1997. As a REIT, the Company (subject to certain exceptions) was not subject to federal income taxation at the corporate level on its taxable income that was currently distributed to its shareholders. Qualification as a REIT depended on the Company's ability to meet certain distribution and share ownership requirements, as well as various qualification tests prescribed in the Code, as more fully described below.

SHARE OWNERSHIP RESTRICTIONS

As a REIT, the Company was subject to rules regarding ownership of its capital shares (the "Share Ownership Restrictions"). First, the Company, during a substantial portion of its taxable year, must have been beneficially owned by 100 or more persons. Second, during the last half of the Company's taxable year, not more than 50% of the Company's capital shares could have been owned, directly or indirectly, by five or fewer "individuals," as that term is defined in the Code. The Company's Charter contained certain restrictive provisions with respect to the direct or constructive ownership of the Company's capital shares which were designed to assist the Company in satisfying the Share Ownership Restrictions. However, the constructive ownership rules in the Code are complex and may have caused the Company's capital shares owned, directly or indirectly, by a group of related individuals and/or entities to be deemed to be constructively owned by an individual or entity in violation of the Share Ownership Restrictions.

INCOME TESTS

To maintain its status as a REIT, the Company was required to satisfy two gross income requirements (the "Income Tests") on an annual basis. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year was required to be derived directly or indirectly from investments relating to real property (including, among other items, Rents from Real Property, as hereinafter defined) or from "qualified temporary investment income," as defined in the Code (the "75% Income Test"). "Rents from Real Property" generally means the gross amount received for the use of, or the right to use, a REIT's real property. Rents received by a REIT qualify as Rents from Real Property only if the following conditions, among others, are met: (i) the leases under which such rents are paid must be respected as "true leases" for federal income tax purposes; and (ii) the REIT receiving rental payments from a corporate tenant, or a 10% shareholder of such REIT, must not own, directly or constructively, 10% or more of the voting power or total number of outstanding shares of such corporate tenant (a "Related Party Tenant"). Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year was required to be derived from investments related to real property or from certain other types of passive income (the "95% Income Test").

Due to certain aspects of the Company's relationship with CCA, the Internal Revenue Service (the "IRS") may not have considered part or all of the payments that the Company received from CCA under the CCA Leases to be Rents from Real Property. First, the IRS could have recharacterized the CCA Leases as service contracts or partnership agreements, rather than as "true leases." Second, the application of the Code's complex constructive ownership rules, together with the failure of the Ownership Limit contained in the Company's Charter to prevent such constructive ownership, could have led the IRS to recharacterize CCA as a Related Party Tenant. In either event, based upon the amount of rent payments received under the CCA Leases, the Company likely would not have satisfied either the 75% Income Test or the 95% Income Test and, as a result, would have lost its REIT status.

ASSET TESTS

To maintain its qualification as a REIT, the Company was required to satisfy three tests relating to the nature of its assets (the "Asset Tests") at the close of each quarter of its taxable year. First, at least 75% of the value of the Company's total assets (determined in accordance with generally accepted accounting principles ("GAAP")) was required to be represented by real estate assets, cash, cash items and government securities. Second, the value of any one issuer's securities owned by the Company (other than those qualifying for the 75% test) may not have exceeded 5% of the value of the Company's total assets. Third, the Company may not have owned more than 10% of any one issuer's outstanding voting securities. These Asset Tests were applied to the Company as of the close of each quarter. After initially meeting the Asset Tests, the Company would not have lost its status as a REIT for failure to satisfy the Asset Tests at the end of a later quarter solely by reason of a change in asset values. Pursuant to valuations determined in good faith by the Board of Directors of the Company, the Company believed that, as of December 31, 1998, it satisfied the Asset Tests. However, the Company's determination was not binding on the IRS.

DISTRIBUTION REQUIREMENTS

As a REIT, the Company was required to make annual distributions to its shareholders in an amount at least equal to (1) the sum of (a) 95% of the Company's "REIT taxable income" (as defined in the Code to exclude net capital gains) and (b) 95% of the net income, if any, from foreclosure property in excess of the special tax on income from foreclosure property, minus (2) the sum of certain items of non-cash income. To the extent that the Company did not distribute all of its net capital gain or distribute at least 95% (but less than 100%) of its REIT taxable income, as adjusted, it was subject to tax on the undistributed portion, at regular corporate tax rates. Furthermore, if the Company failed to distribute for each calendar year at least the sum of (a) 85% of its ordinary income for such year, (b) 95% of its net capital gain for such year, and (c) any undistributed ordinary income and capital gain net income from prior periods, the Company would have been subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

TAX LEGISLATION

The REIT industry is subject to regulation by Congress. Legislation affecting REITs could have been introduced in Congress at any time. Moreover, legislation, as well as administrative interpretations or court decisions, could have changed the tax laws with respect to REIT qualification and the federal income tax consequences of such qualification. The adoption of any such legislation, regulation, administrative interpretation or court decision could have had a material adverse effect on the results of operations, financial condition and prospects of the Company.

FOREIGN OPERATIONS

In July 1998, the Company entered into an agreement with CCA, whereby the Company agreed to purchase from CCA all issued and outstanding stock of Agecroft Properties, Inc. ("API") for approximately $80.0 million upon the completion of an 800 bed medium-security prison in Salford, England for which API had entered into a contract to design, develop and construct the facility. However, as of December 31, 1998, the facility had not been completed and in conjunction with the Merger, API was acquired by New Prison Realty and on January 1, 1999, New Prison Realty acquired the Company. As such, the Company's agreement to purchase the issued and outstanding stock of API will not be completed. Upon completion of the construction of the facility, affiliates of Operating Company will lease the facility from API and manage the facility pursuant to contracts with agencies of the British government.

ITEM 2.           PROPERTIES.

THE FACILITIES

General. The facilities owned by the Company, or subject to a purchase option held by the Company, could generally be classified according to the level(s) of security at such facility: minimum security facilities are facilities having open housing within an appropriately designed and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or detention services; and multi-security facilities are facilities with various areas encompassing either minimum, medium or maximum security. The Company's facilities could also be classified according to the type(s) of inmates or other detainees held at such facility. The facilities could be grouped in this manner into the following five facility types:

Correctional Facilities. Correctional facilities are used to house inmates on a permanent basis for the duration of their sentences.

Detention Facilities. Detention facilities are multi-security level facilities used to house inmates of all levels, including pre-trial and pre-sentence prisoners for the United States Marshals Service (the "USMS"), inmates sentenced but not yet housed in correctional facilities, inmates awaiting trial, sentencing or hearing and persons detained by the United States Immigration and Naturalization Service (the "INS").

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

Each of the facilities owned by the Company was pledged to secure any borrowings under the Company Credit Facility. The following table set forth certain information with respect to the facilities owned by the Company as of December 31, 1998:

FACILITIES OWNED BY THE COMPANY


                                                                  DESIGN          SECURITY                                  LEASE
          FACILITIES                          LOCATION           CAPACITY(1)        LEVEL               TENANT               TERM
          ----------                          --------           --------           -----               ------               ----

Eloy Detention Center                    Eloy, Arizona              1,500          medium                 CCA                 12
Central Arizona Detention Center         Florence, Arizona          2,304          multi                  CCA                 12
Leo Chesney Correctional Center          Live Oak, California         240          minimum        Cornell Corrections          5
Leavenworth Detention Center             Leavenworth, Kansas          327          maximum                CCA                 12
Lee Adjustment Center                    Beattyville, Kentucky        756          medium                 CCA                 12
River City Correctional Center           Louisville, Kentucky         363          medium                 CCA                 12
Marion Adjustment Center                 St. Mary, Kentucky           856          minimum                CCA                 12
Otter Creek Correctional Center          Wheelwright, Kentucky        656          medium                 CCA                 12
Pamlico Correctional Facility            Bayboro, North               528 (2)      medium               State of              12
                                         Carolina                                                   North Carolina
Mountain View Correctional Facility      Spruce Pine,                 528 (2)      medium               State of              12
                                         North Carolina                                             North Carolina
Torrance County Detention Facility       Estancia, New Mexico         910          multi                  CCA                 12
Queensgate Correctional Facility         Cincinnati, Ohio             850          medium          Hamilton County,            5
                                                                                                          Ohio
Northeast Ohio Correctional Center       Youngstown, Ohio           2,016          medium                 CCA                 12
Cimarron Correctional Facility (3)       Cushing, Oklahoma            960          medium                 CCA                 12
Davis Correctional Facility              Holdenville, Oklahoma        960          medium                 CCA                 12
West Tennessee Detention Facility        Mason, Tennessee             600          multi                  CCA                 12
Bridgeport PPT Facility                  Bridgeport, Texas            200          minimum                CCA                 12

Community Education Partners --
Dallas County School for                 Dallas, Texas                (4)          juvenile/           Community              12
Accelerated Learning                                                               minimum             Education
                                                                                                       Partners
Community Education Partners --
Southeast Houston School for             Houston, Texas               (4)          juvenile/           Community              12
Accelerated Learning                                                               minimum             Education
                                                                                                       Partners
Houston Processing Center                Houston, Texas               411          medium                 CCA                 12
Laredo Processing Center                 Laredo, Texas                258          medium                 CCA                 12
Webb County Correctional Center          Laredo, Texas                512          maximum                CCA                 12
Mineral Wells PPT Facility               Mineral Wells, Texas       2,103          minimum                CCA                 12
T. Don Hutto Correctional Center         Taylor, Texas                480          medium                 CCA                 12


-----------------------
(1) Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Management believed design capacity was an appropriate measure for evaluating prison operations, because the revenues generated by each facility were based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entity. The ability of an operator to satisfy its financial obligations under its leases with the Company was based in part on the revenues generated by the facilities, which in turn depended on the design capacity of each facility.
(2)      The facility was being expanded by the Company at December 31, 1998.
(3) The facility was subject to a purchase option held by the Oklahoma Department of Corrections (the "ODC") which granted the ODC the right to purchase the facility at its fair market value.
(4) This alternative educational facility is currently configured to accommodate 900 at-risk juveniles and may be expanded to accommodate a total of 1400 students. The Company believed that design capacity does not generally apply to educational facilities, and therefore, the aggregate design capacity of the Company's facilities contained in this Annual Report does not include the total number of students which could be accommodated at this facility.

In addition, as of December 31, 1998, the Company had an option to purchase 15 Option Facilities, with an aggregate design capacity of more than 17,000 beds, for an aggregate amount of more than $700.0 million.

ITEM 3.           LEGAL PROCEEDINGS.

At December 31, 1998, the Company was subject to certain legal proceedings arising out of the ordinary course of its business, including certain claims arising in connection with the construction and development of its facilities. At December 31, 1998, the Company did not believe that such litigation, collectively, was material or that such litigation, a portion of which was expected to be covered by liability insurance, would have a material adverse effect upon its business or financial position if resolved against the Company. In connection with the Merger, New Prison Realty assumed the Company's potential liabilities under these legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

In September, 1998, the Board of Directors of CCA and the Company Board each approved and adopted the Merger Agreement and the Merger Related Transactions and recommended that the same be adopted and approved by their respective shareholders. On December 1, 1998, at a special meeting of the shareholders of CCA, the common shareholders of CCA approved and adopted the Merger Agreement and the Merger Related Transactions with approximately 85.2% of the votes cast (or approximately 61.9% of the total number of shares eligible to vote) favoring the transaction, approximately 14.6% of the votes cast (or approximately 10.6% of the total number of shares eligible to vote) not favoring the transaction, and less than approximately 0.2% of the votes cast or total number of shares eligible to vote abstaining. On December 3, 1998, at a special meeting of the shareholders of the Company, the common shareholders of the Company approved and adopted the Merger Agreement and the Merger Related Transactions with approximately 98% of the votes cast (or approximately 82% of the total number of shares eligible to vote) favoring the transaction, approximately 1.8% of the votes cast (or approximately 1.5% of the total number of shares eligible to vote) not favoring the transaction, and less than approximately 0.2% of the votes cast or total number of shares eligible to vote abstaining.

                                    PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS.

MARKET PRICE OF AND DISTRIBUTIONS ON COMMON SHARES

The Company's Common Shares began trading on the New York Stock Exchange (the "Exchange") on July 18, 1997, under the symbol "PZN". On December 31, 1998, the last reported sale price per share of the Common Shares was $20.50 and there were 136 registered holders and approximately 6,000 beneficial holders, respectively, of the Common Shares. As a result of the Merger, the Common Shares and the Series A Preferred Shares, which prior to the Merger traded on the Exchange under the symbols "PZN" and "PZN PrA", respectively, are no longer traded on the Exchange or on any other securities exchange or market.

The following table sets forth, for the fiscal quarters indicated (i) the range of high and low closing prices of the Common Shares on the Exchange, and (ii) the amount of cash distributions paid per share:


                                                                                                   PER SHARE
                                                                CLOSING PRICE                   CASH DISTRIBUTION
                                                                    HIGH        LOW                   PAID
                                                                    ----        ---                   ----
FISCAL YEAR 1997

Third Quarter (July 18, 1997 through September 30,
1997)...........................................................   $37.75      $28.83                        $0.346(1)

Fourth Quarter..................................................    44.63       33.00                         0.425

FISCAL YEAR 1998

First Quarter...................................................    44.38       39.00                         0.425

Second Quarter..................................................    41.38       26.63                         0.425

Third Quarter...................................................    30.25       18.00                         0.480

Fourth Quarter .................................................    25.94       16.00                         0.480


-----------------------
(1) Represents a pro rata distribution of the Company's initial quarterly distribution of $0.425 per share based on a partial calendar quarter beginning on July 18, 1997, the closing date of the Initial Offering.

The Company has paid regular quarterly distributions on its Common Shares. The Company has also paid regular quarterly dividends on its Series A Preferred Shares pursuant to the terms of such shares. Distributions by the Company on the Common Shares were made at the discretion of the Company Board and depended on the Company's financial condition, its capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Company Board deemed relevant. Under the Company Credit Facility, the Company was permitted to make distributions on its capital shares (including distributions on the Common Shares and the dividends on the Series A Preferred Shares discussed herein) only if the Company was not in default under the Company Credit Facility.

In order to qualify as a REIT, the Company had to make annual distributions to its shareholders of at least 95% of its taxable income (excluding net capital gains).

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

COMMON SHARES

The Company was formed as a Maryland real estate investment trust in April 1997, with one shareholder being issued 1,000 Common Shares in consideration of $1,000. This issuance of securities was exempt from the Securities Act registration requirements pursuant to Section 4(2) of the Securities Act.

On July 18, 1997, pursuant to the Company's Registration Statement on Form S-11 (Reg. no. 333-25725), declared effective by the Commission on July 10, 1997, the Company completed the Initial Offering. The gross proceeds to the Company from the sale of the Common Shares were approximately $446.8 million, generating net proceeds to the Company of $412.1 million after deduction of the underwriting discount and offering expenses. The Company used $308.1 million of the net proceeds to purchase the nine Initial Facilities simultaneously with the completion of the Initial Offering. The balance of the net proceeds along with working capital and borrowings under the

Company's existing bank credit facility were subsequently used to purchase two of the Option Facilities (the Northeast Ohio Correctional Center and the Torrance County Detention Facility) and for general corporate purposes. The Initial Offering was underwritten by a syndicate of underwriters lead managed by J.C. Bradford & Co., A.G. Edwards & Sons, Inc., Legg Mason Wood Walker Incorporated, Lehman Brothers, PaineWebber Incorporated, and Stephens Inc. Pursuant to the requirements of the Commission, CCA was required to act as a co-registrant on the Registration Statement on Form S-11 (Reg. no. 333-25725-01) with respect to the Initial Offering. CCA, however, received no proceeds directly from the Initial Offering.

On July 18, 1997, upon completion of the Initial Offering, D. Robert Crants, III and Michael W. Devlin each received 150,000 Common Shares as a development fee and for services rendered and as reimbursement of actual costs incurred in connection with the formation of the Company, the completion of the Company's Initial Offering and the closing of the Company's purchase of the Initial Facilities from CCA. The reimbursed costs include certain costs related to property due diligence, employee compensation, travel and overhead. The Company received no cash proceeds from the issuance of these 300,000 Common Shares. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

SUBSEQUENT OFFERING OF SERIES A PREFERRED SHARES

On January 30, 1998, pursuant to the Company's Registration Statement on Form S-11 (Reg. no. 333-43935) declared effective by the Commission on January 26, 1998, the Company completed an offering of 4,300,000 of the Series A Preferred Shares (including 300,000 Series A Preferred Shares issued as a result of the exercise of an over-allotment option by the underwriters), at a price of $25.00 per share. The Series A Preferred Shares were redeemable at any time on or after January 30, 2003, at $25.00 per share, plus dividends accrued and unpaid to the redemption date. The Series A Preferred Shares had no stated maturity, sinking fund provision or mandatory redemption and were not convertible into any other securities of the Company. Dividends on the Series A Preferred Shares were cumulative from the date of original issue of such shares and were payable quarterly in arrears on the fifteenth day of January, April, July and October of each year, to shareholders of record on the last day of March, June, September and December of each year, respectively, at a fixed annual rate of 8.0%. Prior to the Merger, the shares were listed on the Exchange under the symbol "PZN PrA." The offering of the Series A Preferred Shares was underwritten by a syndicate of underwriters lead managed by J.C. Bradford & Co., NationsBanc Montgomery Securities LLC, PaineWebber Incorporated, Stephens Inc. and Wheat First Butcher Singer. The gross proceeds from the sale of the Series A Preferred Shares were approximately $107.5 million, generating net proceeds to the Company of approximately $103.5 million after deduction of the underwriting discount and estimated offering expenses. The Company used approximately $72.7 million of the net proceeds to repay outstanding indebtedness under its existing bank credit facility. The balance was used for general corporate purposes. Pursuant to the requirements of the Commission, CCA was required to act as a co-registrant on the Registration Statement on Form S-11 (Reg. no. 333-43935-01) with respect to this offering. CCA, however, received no proceeds from this offering.

OFFERING OF COMMON SHARES ON A CONTINUOUS AND DELAYED BASIS

On September 16, 1998, the Company filed a Registration Statement on Form S-3 (Reg. no. 333-63745) with the Commission to register an aggregate of $500.0 million in value of its Common Shares, preferred shares and Common Share rights or warrants, which became effective as of October 14, 1998. Pursuant to the Registration Statement on Form S-3, the Company issued 324,000 Common Shares to certain trustees and officers of the Company in a series of private placements previously approved by the Company Board, resulting in aggregate cash proceeds to the Company of approximately $7.0 million. The Company used these proceeds to reimburse the cost of a like number of Common Shares purchased by the Company on the open market. The Company also issued a total of 3,732,542 Common Shares to institutional investors in a series of private placements pursuant to this Registration Statement on Form S-3, resulting in aggregate cash proceeds to the Company of $85.0 million. These proceeds were used by the Company for general corporate purposes, including, among others, repaying its obligations as they became due, redeeming its outstanding indebtedness, capital expenditures and working capital. Pursuant to the requirements of the Commission, CCA was required to act as a co-registrant on the Registration

Statement on Form S-3 (Reg. no. 333-63475-01) with respect to this offering. CCA, however, received no proceeds from this offering.

ITEM 6.           SELECTED FINANCIAL DATA.

The following table sets forth selected financial data relating to the historical financial condition and results of operations of the Company for the year ended December 31, 1998 and the period from July 18, 1997 to December 31, 1997. Such selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and notes thereto incorporated by reference herein.

(Amounts in thousands, except per share amounts)



                                                                                             PERIOD FROM
                                                                         Year ended        JULY 18, 1997 TO
                                                                      December 31, 1998    DECEMBER 31, 1997
                                                                      -----------------    -----------------
Operating Data:
REVENUES
  Rental                                                                   $ 69,867            $19,980
  Interest                                                                      796                600
                                                                           --------            -------
                                                                             70,663             20,580
                                                                           --------            -------
EXPENSES
  Depreciation                                                               17,609              5,088
  Interest                                                                    9,827                184
  General and Administrative                                                  2,648                981
  Write off of Loan Costs                                                     2,559                 --
  Merger Costs                                                                8,530                 --
                                                                           --------            -------
                                                                             41,173              6,253
                                                                           --------            -------

NET INCOME                                                                   29,490             14,327

DIVIDENDS TO PREFERRED SHAREHOLDERS                                          (7,869)                --
                                                                           --------            -------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                $ 21,621            $14,327
                                                                           ========            =======

NET INCOME PER SHARE:
  Basic                                                                    $   0.99            $  0.66
  Diluted                                                                  $   0.98            $  0.65

Weighted Average Number of Shares Outstanding, Basic                         21,818             21,576

Weighted Average Number of Shares Outstanding, Diluted                       22,103             22,007




OTHER DATA:
  Funds from Operations(1)                                                 $ 50,319           $ 19,415
  Net cash from operating activities                                         52,706             19,835
  Net cash  from investing activities                                      (409,472)          (455,360)
  Net cash from financing activities                                        377,904            436,281
  Distributions on Common Shares                                             47,959             16,635
  Distributions per Common Share                                               1.81               0.77
  Ratio of Earnings to Fixed Charges(2)                                         4.0               78.9

Balance Sheet Data:
  Net real estate properties                                               $845,134           $453,272
  Total assets                                                              893,712            454,438
  Line of credit                                                            279,600             32,000
  Total shareholders' equity                                                582,714            412,749


     -------------------------
(1) Management believes Funds from Operations (as hereinafter defined) is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Funds from Operations is defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with GAAP), excluding significant non-recurring items, gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures and, accordingly, may not be comparable to other REITs' Funds from Operations calculated under a differing methodology. Funds from Operations should be examined in conjunction with net income as presented.


Calculation of Funds from Operations:


                                                                                              Period from
                                                                       Year ended           July 18, 1997 to
                                                                     December 31, 1998      December 31, 1997
                                                                     -----------------      -----------------
FUNDS FROM OPERATIONS:
  NET INCOME AVAILABLE FOR COMMON  SHARES                                  $ 21,621            $14,327
  PLUS REAL ESTATE DEPRECIATION                                              17,609              5,088
  ADD BACK NON-RECURRING ITEMS:
  PLUS WRITE OFF OF LOAN COSTS                                                2,559                 --
  PLUS MERGER COSTS                                                           8,530                 --
                                                                           --------            -------
                                                                           $ 50,319            $19,415
                                                                           ========            =======


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

(2) The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Fixed charges consist of interest expense and amortization of loan origination fees. Earnings consist of net income (loss) before income taxes and extraordinary items, plus fixed charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion relates to the operation of the Company, which was formed in April 1997 and commenced operations in July 1997. CCA and the Company each merged with and into New Prison Realty, on December 31, 1998 and January 1, 1999, respectively, with New Prison Realty being the surviving entity. With the exception of certain information regarding the Merger and certain actions taken by the Company, CCA or New Prison Realty in connection therewith, the following information reflects the status of the Company on December 31, 1998, immediately prior to the completion of the Merger and does not reflect the completion of the Merger.

The Merger has been legally structured as a common control transfer from CCA to New Prison Realty at historical cost and the purchase of the Company by New Prison Realty. CCA has been treated as the acquiring company, and the Company has been treated as the acquired company, for financial reporting purposes. Accordingly, the historical book basis of the assets, liabilities and shareholders' equity of CCA has become the carrying value of the assets, liabilities and shareholders' equity of New Prison Realty, and the assets and liabilities of the Company have been recorded on the books of New Prison Realty at their fair value. For additional information regarding the Merger and New Prison Realty, please refer to the Annual Report on Form 10-K of New Prison Realty filed with the Commission on or before March 31, 1999.

OVERVIEW

The Company was formed as a Maryland REIT to capitalize on the opportunities created by the increased demand for private correctional and detention facilities. The Company elected to qualify as a REIT for federal income tax purposes beginning with its taxable year ended December 31, 1997.

On July 18, 1997, the Company commenced operations after completing the Initial Offering of 21,275,000 of its Common Shares. The Common Shares were issued at an Initial Offering price of $21.00 per share, generating gross proceeds to the Company of $446.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $412.1 million.

Prior to the completion of the Merger, the principal business strategy of the Company was to acquire correctional and detention facilities that met the Company's investment criteria from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators, including affiliates of the sellers. The Company's initial investments were privately-managed facilities that were owned and operated by CCA. However, the Company successfully pursued other opportunities, including acquisitions and leasebacks of, or financings for, correctional facilities owned and operated by various government entities and private operators other than CCA. Substantially all of the Company's revenues were derived from: (i) rents received under triple net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

The Company, together with its wholly-owned management subsidiary, Prison Realty Management, Inc., a Tennessee corporation, incurred operating and administrative expenses including, principally, compensation expense for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company was self-administered and managed by its executive officers and staff, and did not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company did engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company was depreciation of its correctional detention facilities.

The Company has made distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Code and, in general, in amounts exceeding taxable income.

RESULTS OF OPERATIONS

The Company commenced operations on July 18, 1997, and consequently, a comparison of the year ended December 31, 1998 to the period from July 18, 1997 through December 31, 1997 (the "1997 Initial Period") is not always meaningful. The following analysis of the results of operations for the year ended December 31, 1998 and the 1997 Initial Period evaluates results in a variety of ways based upon the comparison that would provide the most meaningful information. The increases in rental revenues, expenses and net income between periods are primarily a result of increases in the number of correctional and detention facilities available for lease as shown in the following table (dollar amounts are in thousands):


                                                                     Year Ended December 31,    Period from July 18, 1997
                                                                     -----------------------    -------------------------
                                                                              1998                 to December 31, 1997
                                                                              ----                 --------------------
         Net Book Value of Real Estate Properties                    $       845,134                $    453,272

         Number of Total Leased Properties                                        23                          12

         Number of Non-CCA Leased Properties                                       6                          --


RENTAL REVENUES

For the periods ended December 31, 1998 and 1997, rental revenues of $69.9 million and $20.0 million, respectively, were generated from the leasing of correctional and detention facilities. Rentals for the year ended December 31, 1998 for real properties owned at December 31, 1997 total $51.3 million or 73.4% of the total 1998 rentals. All leases initiated during the 1997 Initial Period incurred at least a 4.0% escalation in annual lease rate coincident with the anniversary date of such lease. The remaining $18.6 million in rentals from real property were the result of new leases from acquisitions and development becoming operative at some time during the year ended December 31, 1998. Lease rates for all correctional and detention facilities leased to CCA were 11.0% based upon original acquisition costs. Lease rates for non-CCA correctional and detention facilities leased were 11.0% and 12.0% based upon original acquisition or development costs.

INTEREST INCOME

For the year ended December 31, 1998 and the 1997 Initial Period, interest income was $0.8 million and $0.6 million, respectively. Interest income was earned through the investment of cash prior to the purchase of the real estate properties.

DEPRECIATION EXPENSE

For the year ended December 31, 1998 and the 1997 Initial Period, depreciation expense was $17.6 million and $5.1 million, respectively. Depreciation expense as a percentage of rental revenues for the year ended December 31, 1998 and the 1997 Initial Period was 25.2% and 25.5%, respectively. The increase in depreciation expense of $12.5 million is a result of the increase in the number of facilities from 12 for the 1997 Initial Period to 24 for the year ended December 31, 1998, coupled with the depreciation of the properties acquired during the 1997 Initial Period for the full year in 1998.

INTEREST EXPENSE

For the year ended December 31, 1998 and the 1997 Initial Period, interest expense was $9.8 million and $0.2 million, respectively. Interest expense is based on borrowings under the Company Credit Facility and includes amortization of loan costs, net of capitalized interest on construction in progress. The Company had $279.6 million and $32.0 million outstanding under the Company Credit Facility at December 31, 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended December 31, 1998 and the 1997 Initial Period, general and administrative expense was $2.6 million and $1.0 million, respectively. General and administrative expense as a percentage of rental revenues for the year ended December 31, 1998 and the 1997 Initial Period were 3.8% and 4.9%, respectively. The expenses consisted primarily of management salaries and benefits, legal and other administrative costs.

EXPENSES RELATING TO THE MERGER

Write off of loan costs of $2.6 million and merger costs of $8.5 million are additional expenses of the Company for the year ended December 31, 1998. No similar expenses were incurred in the 1997 Initial Period. Loan costs incurred to establish the Company Credit Facility were written off when the closing of the Merger terminated the Company Credit Facility. Merger costs incurred in conjunction with the Company's evaluation of the Merger are expensed in the current year in accordance with GAAP. Merger costs include fees paid to outside professionals rendering advice to the Company's management and the Company of Trustees.

LIQUIDITY AND CAPITAL RESOURCES

On December 29, 1998, the Company acquired from the WPFC the 480 bed Webb County Correctional Center located in Laredo, Texas for a purchase price of $21.3 million. The Webb County Correctional Center was not complete as of December 31, 1998 but is scheduled to open in 1999. The facility will be leased by New Prison Realty to Operating Company. Amounts required to complete the initial consultation are available in capital development funds related to a bond issue to finance the facility by the WPFC.

On September 16, 1998, the Company filed the Registration Statement on Form S-3 to register an aggregate of $500.0 million in value of its Common Shares, Preferred Shares and Common Share rights or warrants. Pursuant to the Registration Statement on Form S-3, which became effective as of October 14, 1998, the Company issued a total of 3,732,542 of its Common Shares to institutional investors in a series of private placements pursuant to the Registration Statement on Form S-3, resulting in aggregate cash proceeds of $85.0 million. These proceeds were used by the Company for general corporate purposes, including, among others, repaying its obligations as they became due, redeeming its outstanding indebtedness, capital expenditures and working capital. The Company also issued 324,000 of its Common Shares to certain of its trustees and officers in a series of private placements pursuant to the Registration Statement on Form S-3, resulting in aggregate cash proceeds of approximately $7.0 million. The Company used these proceeds to reimburse the cost of a like number of its Common Shares purchased by the Company on the open market. Pursuant to the requirements of the Commission, CCA was required to act as a co-registrant on the Registration Statement on Form S-3 (File no. 333-63475-01) with respect to this offering. CCA, however, received no proceeds from this offering.

On July 31, 1998, the Company entered into the Company Credit Facility. General provisions of the Company Credit Facility were as follows: the effective interest rate was determined by adding 1.50% to the LIBOR rate for the interest period selected by the Company. The Company could specify LIBOR rate loans of one, two or three month maturities. The Company could also borrow up to $5.0 million at the prime rate for working capital purposes and repay such loans at any time. The Company Credit Facility was secured by all assets of the Company. The Company was subject to ongoing compliance with a number of financial and other covenants under the facility, with which the Company was and had been in compliance. As of December 31, 1998, the Company had a total outstanding indebtedness of approximately $279.6 million under the Company Credit Facility and this amount was paid off in its entirety in conjunction with a credit facility obtained by New Prison Realty upon the completion of the Merger. The proceeds from the Company Credit Facility were used for the acquisition of additional correctional and detention facilities as well as for working capital and general corporate purposes.

In July 1998, the Company entered into an agreement with CCA, whereby the Company agreed to purchase from CCA all issued and outstanding capital stock of API for approximately $80.0 million upon the completion of an 800 bed medium security prison in Salford, England for which API had entered into a contract to design, develop and construct the facility. However, as of December 31, 1998, the facility had not been completed and in conjunction with the Merger, API was acquired by New Prison Realty and on January 1, 1999, New Prison Realty acquired the Company. As such, the Company's agreement to purchase the issued and outstanding stock of API will not be completed. Upon completion of the construction of the facility, affiliates of Operating Company will lease the facility from API and manage the facility pursuant to contracts with agencies of the British government.

On April 17, 1998, the Company, USCA and USCC completed the USCC Merger. As a result of the USCC Merger, the Company also assumed certain liabilities of USCC consisting of a bank credit facility, two subordinated loans, and obligations outstanding for convertible, redeemable preferred stock totaling approximately $79.4 million. Immediately prior to the USCC Merger, CCA purchased USCC's facility management contracts and the corresponding enterprise value of operations from USCC for $10.0 million in cash. Accordingly, as a result of the USCC Merger, the Company acquired only real estate properties.

By virtue of the USCC Merger, the Company acquired four correctional and detention facilities in Kentucky, one in Ohio and two in North Carolina. At the time of the USCC Merger, the two North Carolina facilities were under construction. As of December 31, 1998, the Company had completed the two North Carolina facilities. The Company does not operate the facilities acquired in the USCC Merger, but leases the Kentucky facilities to CCA and leases the North Carolina facilities to the State of North Carolina, which has contracted with CCA to operate the facilities. The Company leases the Ohio facility to Hamilton County, Ohio.

On January 30, 1998, the Company netted approximately $103.5 million through its offering of 4,300,000 Series A Preferred Shares at a price of $25 per share. The Company used approximately $72.7 million of the offering proceeds to repay outstanding indebtedness under its then existing bank credit facility. Remaining proceeds of the preferred share offering were used to finance the acquisition of additional facilities.

Upon completion of the Initial Offering, the Company received approximately $412.1 million in net proceeds. The Company used these funds and borrowings under its then existing credit facility to purchase 12 correctional and detention facilities at an aggregate cost of $455.4 million. Initially, cash on hand was invested by the Company in interest-bearing accounts and other short-term, interest-bearing securities that are consistent with the Company's election to seek qualification for taxation as a REIT. After the Company began utilizing the Company Credit Facility, cash available was utilized to reduce outstanding borrowings. Outstanding borrowings under the Company Credit Facility at December 31, 1998 totaled $279.6 million.

Prior to the Merger, the Company had options with varying terms to purchase any and all of the 15 correctional and detention facilities from CCA for CCA's costs of developing, constructing and equipping the facilities, plus 5% of such costs, aggregating in excess of $700.0 million. The Company also had an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first received inmates at such facility.

At December 31, 1998, the Company had no commitments with respect to other capital expenditures, with the exception of its rights and obligation under the Option Agreements and the Right to Purchase Agreement.

YEAR 2000 COMPLIANCE

The Year 2000 issue generally relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs, the year 2000 may be incorrectly identified as the year 1900, which can result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements or engage in other normal business activities. While the Year 2000 issue did not adversely affect the Company prior to the Merger, as of December 31, 1998, the Company had a Year 2000 compliance program in place that was focused on addressing Year 2000 readiness in the following areas: (i) the Company's information technology hardware and software; (ii) the Company's material non-information technology systems; (iii) the Year 2000 compliance of third parties with which the Company has a material relationship; and (iv) the development of contingency plans.

FUNDS FROM OPERATIONS

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of NAREIT in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss), computed in accordance with GAAP excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.

The following table presents the Company's Funds from Operations (amounts in thousands):


                                                                          Year ended       Period from July 18, 1997
                                                                      December 31, 1998      to December 31, 1997
                                                                      -----------------      --------------------
Funds from Operations:
  Net Income Available for Common  Shares                                  $ 21,621                 $14,327
  Plus Real Estate depreciation                                              17,609                   5,088
  Add back non-recurring items:
    Plus Write Off of Loan Costs                                              2,559                      --
    Plus Merger Costs                                                         8,530                      --
                                                                           --------                 -------
                                                                           $ 50,319                 $19,415
                                                                           ========                 =======


CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

The Company's cash flow provided from operating activities was $52.7 million for the year ended December 31, 1998 and represented net income plus depreciation and amortization and changes in the various components of working capital. The Company's cash flow used in investing activities was $409.5 million for the year ended December 31, 1998 and represented acquisitions of real estate properties. The Company's cash flow provided by financing activities was $377.9 million for the year ended December 31, 1998 and represents proceeds from the Series A Preferred Share offering, borrowings under the line of credit, and payments of dividends on the Series A Preferred Shares and Common Shares.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure was to changes in U.S. interest rates. The Company was exposed to market risk related to the Company Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources". The interest on the Company Credit Facility and such other indebtedness is subject to fluctuations in the market. If the interest rate for the Company Credit Facility debt was 100 basis points higher or lower during 1998, the Company's interest expense net of amounts capitalized would have been increased or decreased by approximately $1.4 million.

Additionally, the Company may have, from time to time, invested its cash in a variety of short-term financial instruments. These instruments generally consisted of highly liquid investments with original maturities at the date of purchase between three and twelve months. While these investments were subject to interest rate risk and would have declined in value if market interest rates had increased, a hypothetical 10 percent increase in market interest rates would not have materially affected the value of these investments.

The Company also used long-term and medium-term debt as a source of capital. These debt instruments, if issued, would typically bear fixed interest rates. When these debt instruments matured, the Company could have refinanced such debt at then-existing market interest rates which may have been more or less than the interest rates on the maturing debt. In addition, the Company may have attempted to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, the Company may have occasionally entered into interest rate protection agreements.

The Company did not have a material exposure to risks associated with foreign currency fluctuations related to its operations. The Company did not use derivative financial instruments in its operations or investment portfolio.

The Company did not believe it had any other material exposure to market risks associated with interest rates.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-2 as indicated below.


                          INDEX TO FINANCIAL STATEMENTS
                                                                                                            Page
                                                                                                            ----
                  CONSOLIDATED FINANCIAL STATEMENTS
                  Report of Independent Public Accountants.                                                  F-2
                  Consolidated Balance Sheets as of December 31, 1998 and 1997.                              F-3
                  Consolidated Statements of Income for the year ended December
                         31, 1998 and for the period from July 18, 1997
                         to December 31, 1997.                                                               F-4
                  Consolidated Statement of Shareholders' Equity for the
                         year ended December 31, 1998 and for the period from July 18, 1997
                         to December 31, 1997.                                                               F-5
                  Consolidated Statement of Cash Flows for the year ended
                         December 31, 1998 and for the period from July 18, 1997
                         to December 31, 1997.                                                               F-6
                  Notes to the Consolidated Financial Statements.                                            F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company's accountants on any matter of accounting principles and practices or financial statement disclosures. Arthur Andersen LLP was selected by the Company Board to serve as the Company's independent public accountant for the year ended December 31, 1998 and in connection with the Merger.

                                    PART III.

ITEM 10.          TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY.

Set forth below is information with respect to each of the trustees and executive officers of the Company, all of whom joined the Company upon its formation in April 1997 (except for Messrs. Cardin, Carell, Eakin and Feldman, each of whom joined the Company as trustees on June 6, 1997) and who served the Company until the completion of the Merger. Independent Trustees were those trustees who were not employees of the Company and who were not otherwise affiliated with CCA (Mr. Bell and Rusty L. Moore were not executive officers of the Company but were otherwise affiliated with CCA, as more fully described in "Certain Relationships and Related Transactions"). Likewise, Independent Directors are those directors of New Prison Realty who are not employees of New Prison Realty, Operating Company, Service Company A or Service Company B and who are not otherwise affiliated with any of these entities. Subject to the rights enumerated in employment agreements with Mr. Quinlan, D. Robert Crants, III, and Mr. Devlin, the executive officers of the Company served at the sole discretion of the Company Board. Ages are given as of the date of this Annual Report.

TRUSTEES AND EXECUTIVE OFFICERS


NAME                                                 AGE                        POSITION(S) WITH THE COMPANY
----                                                 ---                        ----------------------------
Doctor R. Crants                                      54                        Chairman of the Board of Trustees
J. Michael Quinlan                                    57                        Chief Executive Officer; Trustee
D. Robert Crants, III                                 30                        President; Trustee
Michael W. Devlin                                     39                        Chief Operating Officer; Trustee
C. Ray Bell                                           57                        Trustee
Richard W. Cardin                                     63                        Independent Trustee
Monroe J. Carell, Jr.                                 67                        Independent Trustee
John W. Eakin, Jr.                                    44                        Independent Trustee
Ted Feldman                                           45                        Independent Trustee
Jackson W. Moore                                      50                        Independent Trustee
Rusty L. Moore                                        39                        Trustee
Joseph V. Russell                                     58                        Independent Trustee
Charles W. Thomas, Ph.D.                              56                        Trustee
Vida H. Carroll                                       38                        Chief Financial Officer;
                                                                                Secretary/Treasurer


DOCTOR R. CRANTS served as the Chairman of the Company Board prior to the Merger, as well as the Chairman, Chief Executive Officer and President of CCA, which he co-founded in 1983. Mr. Crants currently serves as the Chairman of the Board of Directors and Chief Executive Officer of New Prison Realty, as well as Chief Executive Officer and President of Operating Company and as a member of the Board of Directors of each of Service Company A and Service Company B. Mr. Crants also currently serves on the Board of Directors of Sodexho Marriott Services, Inc., which is the largest food service and facility management company in North America. Mr. Crants graduated from the United States Military Academy at West Point in 1966 and received a joint Masters in Business Administration and Juris Doctor degree from the Harvard Business School and the Harvard Law School, respectively, in 1974.

J. MICHAEL QUINLAN served as a Trustee and as the Chief Executive Officer of the Company prior to the Merger. Mr. Quinlan currently serves as the Vice-Chairman of the Board of Directors of New Prison Realty. Mr. Quinlan has been employed in the corrections and detention industry for 28 years. From July 1987 to December 1992, Mr. Quinlan served as the Director of the Federal Bureau of Prisons. In such capacity, Mr. Quinlan was responsible for the total operations and administration of a federal agency with an annual budget of more than $2.0 billion, more than 26,000 employees and 75 facilities. In 1988, Mr. Quinlan received the Presidential Distinguished Rank Award, which is the highest award given by the United States government to civil servants for service to the United States. In 1992, he received the National Public Service Award of the National Academy of Public Administration and the American Society of Public Administration, awarded annually to the top three public administrators in the United States. Mr. Quinlan is a 1963 graduate of Fairfield University with a B.S.S. in History, and he received a J.D. from Fordham University Law School in 1966. He also received an LL.M. from the George Washington University School of Law in 1970.

D. ROBERT CRANTS, III served as a Trustee and as the President of the Company prior to the Merger. Mr. Crants, who co-founded the Company in 1997, currently serves as a Director and as the President of New Prison Realty.

Mr. Crants also serves as a manager of DC Investment Partners, LLC, which serves as the general partner of private investment partnerships. From 1990 through 1996, Mr. Crants was associated with Goldman Sachs & Company, ("Goldman Sachs"), most recently serving as an associate in the Goldman Sachs Special Investments Group. During his tenure with Goldman Sachs, Mr. Crants was involved in structuring over $3.0 billion in real estate transactions, including over $1.0 billion in real estate investment trust public offerings. During this time, he also negotiated triple net leases for shopping centers, free standing stores and other properties on behalf of several clients. Mr. Crants graduated from Princeton University in 1990 with an A.B., summa cum laude, in Economics.
Mr. Crants is the son of Doctor R. Crants.

MICHAEL W. DEVLIN served as a Trustee and as the Chief Operating Officer of the Company prior to the Merger. Mr. Devlin, who co-founded the Company in 1997, currently serves as a Director and as the Chief Operating Officer of New Prison Realty. Mr. Devlin also serves as a manager of DC Investment Partners, LLC, which serves as the general partner of private investment partnerships. From 1993 through 1995, Mr. Devlin was a Vice President in the business development group of Goldman Sachs. Immediately prior to joining Goldman Sachs, Mr. Devlin practiced law for four years at the law firm of Davis, Polk and Wardwell in New York, working on various corporate transactions, including leveraged leasing. During that time, he negotiated approximately $1.0 billion in leases, including triple net leases. Mr. Devlin is a graduate of Yale University and the Duke University School of Law.

C. RAY BELL served as a Trustee of the Company prior to the Merger and currently serves as a Director of New Prison Realty. Mr. Bell is the President and owner of Ray Bell Construction, Inc. ("Ray Bell Construction"). Ray Bell Construction specializes in the construction of a wide range of commercial buildings and has constructed approximately 40 correctional and detention facilities, consisting of over 15,000 beds in seven states on behalf of various government entities and private companies including, prior to the Merger, CCA. Mr. Bell is a founding member of the Middle Tennessee Chapter of Associated Builders and Contractors. Mr. Bell is a graduate of the University of the South. Mr. Bell was a member of the Compensation Committee of the Company Board prior to the Merger and currently serves as a member of the Compensation Committee of the Board of Directors of New Prison Realty.

RICHARD W. CARDIN served as an Independent Trustee of the Company prior to the Merger and currently serves as an Independent Director of New Prison Realty. Mr. Cardin is a certified public accountant and is currently a consultant and a retired partner at Arthur Andersen LLP. Prior to his retirement in 1995, Mr. Cardin was affiliated with, and a partner in, Arthur Andersen LLP, an international firm of independent public accountants and consultants, for 37 years. From 1980 through 1994, Mr. Cardin served as the managing partner of Arthur Andersen LLP's Nashville office. Mr. Cardin is a member of the Board of Directors of Atmos Energy Corporation and United States Lime & Minerals, Inc. Mr. Cardin was a member of the Audit Committee and Independent Committee of the Company Board prior to the Merger and currently serves as a member of the Audit Committee and Independent Committee of the Board of Directors of New Prison Realty.

MONROE J. CARELL, JR. served as an Independent Trustee of the Company prior to the Merger and currently serves as an Independent Director of New Prison Realty. For the past 19 years, Mr. Carell has served as Chief Executive Officer and Chairman of the Board of Directors of Central Parking Corporation, a company which provides parking services nationwide and is publicly traded on the Exchange. Since 1991, Mr. Carell has served as a Trustee of Vanderbilt University in Nashville, and he is currently a member of the Board of Trust of the Urban Land Institute. Mr. Carell is also a member of the Board of Directors of Vanderbilt University Medical Center. Mr. Carell was a member of the Audit Committee and Independent Committee of the Company Board prior to the Merger and currently serves as a member of the Audit Committee and Independent Committee of the Board of Directors of New Prison Realty.

JOHN W. EAKIN, JR. served as an Independent Trustee of the Company prior to the Merger and currently serves as an Independent Director of New Prison Realty. Mr. Eakin founded Eakin and Smith, Inc., a real estate development and management company ("Eakin and Smith") in 1987 and served as its president from that time until 1996, when Eakin and Smith was merged with Highwoods Property, Inc. ("Highwoods"), a self-administered and self-managed office and industrial real estate investment trust based in Raleigh, North Carolina that is publicly traded on the Exchange. Mr. Eakin left Highwoods in January 1999 after serving as a Senior Vice President and Director of Highwoods for three years. Mr. Eakin is also a member of the Board of Directors of Central Parking and a member of the advisory board of First American National Bank of Nashville. Mr. Eakin was a member of the Audit Committee and Independent Committee of the Company Board prior to the Merger and currently serves as a member of the Audit Committee and Independent Committee of the Board of Directors of New Prison Realty.

TED FELDMAN served as an Independent Trustee of the Company prior to the Merger and currently serves as an Independent Director of New Prison Realty. Mr. Feldman is currently the Chief Operating Officer of StaffMark, Inc., a provider of diversified staffing services to business, medical, professional and service organizations and governmental agencies that is publicly traded on the NASDAQ exchange, a position he has held since October, 1996. Prior to joining StaffMark, Mr. Feldman founded HRA, Inc., a Nashville provider of staffing services, in 1991, and served as its President and Chief Executive Officer from that time until it merged with StaffMark in October, 1996. Mr. Feldman was the Chairman of the Audit Committee of the Company Board prior to the Merger and currently serves as the Chairman of the Audit Committee of the Board of Directors of New Prison Realty. Mr. Feldman also was a member of the Independent Committee of the Company Board prior to the Merger and currently serves as a member of the Independent Committee of the Board of Directors of New Prison Realty.

JACKSON W. MOORE served as an Independent Trustee of the Company prior to the Merger and currently serves as an Independent Director of New Prison Realty. Mr. Moore is presently a Director of and is the President and Chief Operating Officer of Union Planters Corporation, a publicly-traded multi-state bank and savings and loan holding company headquartered in Memphis, Tennessee, positions he has held since 1986, 1989, and 1994, respectively. He is also Chairman of PSB Bancshares, Inc. and a Vice President and Director of its subsidiary, the People Savings Bank in Clanton, Alabama. Prior to joining Union Planters, Mr. Moore practiced law for 16 years. Mr. Moore is a graduate of the University of Alabama and Vanderbilt University School of Law. Mr. Moore is not related to Rusty L. Moore. Mr. Moore was the Chairman of the Independent Committee of the Company Board prior to the Merger and currently serves as the Chairman of the Independent Committee of the Board of Directors of New Prison Realty. Mr. Moore also was a member of the Compensation Committee of the Company Board prior to the Merger and currently serves as a member of the Compensation Committee of the Board of Directors of New Prison Realty.

RUSTY L. MOORE served as a Trustee of the Company prior to the Merger and currently serves as a Director of New Prison Realty. Since 1996, Mr. Moore has been a principal of the Nashville law firm of Moore and Waechter, PLC and the President of its affiliate, Bankers Title & Escrow Corporation. He is also a principal and an executive officer of a privately-held real estate investment and property management company that owns multi-family residential properties throughout the Southeast. Mr. Moore has over 13 years of experience in negotiating and structuring real estate transactions, including the development, acquisition, leasing and financing of various types of property. Prior to forming Moore and Waechter, Mr. Moore was a partner at Stokes and Bartholomew, P.A. Mr. Moore graduated from the University of Tennessee, where he received a B.S. in Public Administration in 1981 and a J.D. in 1985. Mr. Moore is not related to Jackson W. Moore. Mr. Moore was a member of the Compensation Committee of the Company Board prior to the Merger and currently serves as a member of the Compensation Committee of the Board of Directors of New Prison Realty.

JOSEPH V. RUSSELL served as an Independent Trustee of the Company prior to the Merger and currently serves as an Independent Director of New Prison Realty. Mr. Russell is the President and Chief Financial Officer of Elan-Polo, Inc., a Nashville-based, privately-held, world-wide producer and distributor of footwear. Mr. Russell is also the Vice President of and a principal in RCR Building Corporation, a Nashville-based, privately-held builder and developer of commercial and industrial properties. He also serves on the Board of Directors of Community Care Corp., the Footwear Distributors of America Association and US Auto Insurance Company. Mr. Russell graduated from the University of Tennessee in 1963 with a B.S. in Finance. Mr. Russell was the Chairman of the Compensation Committee of the Company Board prior to the Merger and currently serves as the Chairman of the Compensation Committee of the Board of Directors of New Prison Realty. Mr. Russell also was a member of the Independent Committee of the Company Board prior to the Merger and currently serves as a member of the Independent Committee of the Board of Directors of New Prison Realty.

CHARLES W. THOMAS, PH.D. served as a Trustee of the Company prior to the Merger, and currently serves as a Director of New Prison Realty. Dr. Thomas is a university professor who has taught and written on the criminal justice and private corrections fields for almost 30 years. Currently, he is Professor of Criminology and the Director of the Private Corrections Project Center for Studies in Criminology and Law (the "Center") at the University of Florida, Gainesville, positions he has held since 1980 and 1989, respectively. While serving as Director of the Center, Dr. Thomas authored the Center's soon to be released Census. In connection with the Merger, Dr. Thomas performed certain consulting services for each of the Company and CCA. Dr. Thomas continues to perform consulting services for New Prison Realty and Operating Company relating to their business objectives. Dr. Thomas graduated from McMurry University in 1966 with a B.S. in Secondary Education and from the University of Kentucky with a M.A. in Sociology in 1969, and a Ph.D. in Sociology in 1971. Mr. Thomas was a member of the Audit Committee of the Company Board prior to the Merger, and currently serves as a member of the Audit Committee of the Board of Directors of New Prison Realty.

VIDA H. CARROLL served as the Chief Financial Officer, Secretary and Treasurer of the Company prior to the Merger and currently serves as the Chief Financial Officer, Secretary and Treasurer of New Prison Realty. From 1991 to 1996, Ms. Carroll, as a sole proprietor, worked as a financial consultant, specializing in accounting conversions and systems designs. Prior to this time, she worked in public accounting, including working as an audit manager with KPMG Peat Marwick. Ms. Carroll holds a Bachelor of Science Degree from Tennessee Technological University and is a certified public accountant.

ITEM 11.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid by the Company for December 31, 1998 to the Company's Chief Executive Officer and its two executive officers whose cash compensation from the Company in 1998 exceeded $100,000 on an annualized basis (the "Named Executive Officers").


                                                    ANNUAL COMPENSATION        LONG-TERM COMPENSATION
                                                    -------------------        ---------------------------------
                                                                               SECURITIES
                                                       BASE                    UNDERLYING          SHARE BONUS
NAME AND PRINCIPAL POSITION             YEAR          SALARY      BONUS        OPTIONS(#)(1)       AWARD(#)(2)
---------------------------             ----          ------      -----        ------------        -----------

J. Michael Quinlan . . . . . . . .       1998       $160,625 (3)    --                 --                  --
         Chief Executive Officer         1997        150,000 (4)    --            375,000                  --
D. Robert Crants, III. . . . . . .       1998        108,750 (3)    --                 --                  --
         President                       1997        100,000 (4)                  225,000             150,000
Michael W. Devlin. . . . . . . . .       1998        108,750 (3)    --                 --                  --
         Chief Operating Officer         1997        100,000 (4)    --            225,000             150,000

-------------------------
(1) Options to purchase all but 25,000 shares of the shares shown for each executive officer above vest in 25% increments over a three-year period with the first increment having vested on July 18, 1997 and are exercisable at a price of $21.00 per share, the per share offering price of the Company's Initial Offering. The balance vests in 25% increments over a three-year period with the first increment having vested on December 2, 1997 and are exercisable at a price of $37.81 per share, the per share market price of the Company's Common Shares on the date of the grant.
(2) Represents Common Shares issued as a development fee and as reimbursement for actual costs incurred in connection with the promotion and formation of the Company, the consummation of the Company's Initial Offering, and the closing of the purchase of the Initial Facilities upon the consummation of the Company's Initial Offering.
(3) Includes $5,000 matching contribution to the Company's Employee Share Ownership Plan.
(4)      Amounts are annualized salaries for the fiscal year ended December
         31, 1997.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no options to purchase Common Shares granted to any of the Named Executive Officers during the 1998 fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE

The following table sets forth information with respect to the value of options to purchase Common Shares at December 31, 1998. The Named Executive Officers exercised no options during the 1998 fiscal year.

                                                 NUMBER OF SECURITIES
                                                      UNDERLYING                        VALUE OF UNEXERCISED
                                              UNEXERCISED OPTIONS/SARS AT                   OPTIONS/SARS
                                                  FISCAL YEAR-END(#)                  AT FISCAL YEAR-END($)(1)
NAME                                           EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
----                                           -------------------------              -------------------------


J. Michael Quinlan                                187,500/187,500                             $ 0/0
D. Robert Crants, III                             112,500/112,500                               0/0
Michael W. Devlin                                 112,500/112,500                               0/0

------------------------------
(1) The value of the unexercised options at December 31, 1998 is based upon the closing market price of the Company's Common Shares of $20.50 at such date. The exercise prices applicable to the options granted to the Named Executive Officers in July and December of 1997 are $21.00 and $37.81, respectively, both of which exceeded the closing market price of $20.50. Thus, the unexercised options held by the Named Executive Officers had no value as of December 31, 1998.

REPORT OF THE COMPENSATION COMMITTEE

OBJECTIVES OF EXECUTIVE COMPENSATION

The Company's executive compensation program was designed to attract, retain and reward experienced, highly motivated executives who were capable of leading the Company effectively and continuing its growth and profitability. The Company's objective was to utilize a combination of cash and equity-based compensation to provide appropriate incentives for executives while aligning their interests with those of the Company's shareholders.

COMPENSATION COMMITTEE PROCEDURES

The Company's executive compensation program was administered under the direction of the Compensation Committee of the Company Board comprised of Joseph
V. Russell (Chairman), C. Ray Bell, Jackson W. Moore and Rusty L. Moore (the "Compensation Committee"). The compensation determinations for the Company's executive officers for 1998 were made in April 1998 after audited financial statements for such year had become available and were filed with the Commission, and upon a review of the salaries of comparable real estate investment trusts as disclosed in available SNL Reviews (as hereinafter defined) and publicly held documents.

In determining the executive officers' base salaries for the fiscal year ended December 31, 1998, the Company Board and the Compensation Committee, as applicable, took into consideration the above referenced factors and examined comparable executive compensation made by a peer group of real estate investment trusts of similar size, makeup and performance as reported in the SNL Executive Compensation Review 1998 -- REITS (the "SNL Review"). While the companies consisting of the SNL Review may not be identical to the companies used to calculate the NAREIT Total Return Equity Index (the "NAREIT Index"), to which the Company's share performance is compared in this Annual Report, the Compensation Committee believed that the compensation information in such survey was comparable since it contained data pertaining to real estate investment trusts of similar size, makeup and performance to that of the Company.

The Compensation Committee exercised its independent discretion in determining the compensation of the Company's executive officers, and its members were permitted to consult by telephone prior to the meeting at which compensation decisions were made.

Each element of the Company's executive compensation for the fiscal year ended December 31, 1998, as well as the compensation of the Chief Executive Officer for such year, is discussed separately below.

BASE SALARY

In April 1998, the Company Board set the 1998 base salaries for the Company's executive officers in accordance with the policies and considerations stated above. For the year ended December 31, 1998, the Company's Named Executive Officers (other than its Chief Executive Officer, who is discussed separately below) received the following base salaries: D. Robert Crants, III (President) - $108,750; and Michael W. Devlin (Chief Operating Officer) - $108,750.

SHARE OPTIONS

Under the Company's 1997 Employee Share Incentive Plan (the "Share Incentive Plan"), the Compensation Committee had the discretion to grant share options to its executives. The Compensation Committee believed that the grant of such share options could align an executive's long-term objectives with those of the Company's shareholders. The Share Incentive Plan was administered by the Compensation Committee, which had the power to determine, among other things, those individuals to whom options would be granted, the number of shares issuable, the type of options granted and other terms and conditions of the options. No options were granted to executives of the Company under the Share Incentive Plan in 1998.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

Base Salary. In April 1998, the Company Board set the 1998 base salary for the Company's Chief Executive Officer, J. Michael Quinlan, in accordance with the policies and considerations stated above. For the year ended December 31, 1998, the Company's Chief Executive Officer received a base salary of $160,625. For the year ended December 31, 1998, the Compensation Committee did not award any options to purchase Common Shares to the Company's Chief Executive Officer.

Tax Deductibility of Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on the Company's tax return of compensation over $1.0 million to any of the Named Executive Officers of the Company unless, in general, the compensation was paid pursuant to a plan which was performance-related, non-discretionary and had been approved by the Company's shareholders. The Compensation Committee's policy with respect to
Section 162(m) was to make every reasonable effort to ensure that compensation was deductible to the extent permitted while simultaneously providing Company executives with appropriate rewards for their performance.

Submitted by the Compensation Committee:

Joseph V. Russell, Chairman
C. Ray Bell
Jackson W. Moore
Rusty L. Moore

PERFORMANCE GRAPH

The following graph provides a comparison of the cumulative total shareholder return on the Company's Common Shares compared to the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the NAREIT

Index for the year ended December 31, 1998. The graph assumes an investment of $100 on January 1, 1998, a reinvestment of distributions and/or dividends and actual increase of the market value of the Company's Common Shares relative to the initial investment of $100. The comparisons in this table are required by the Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Shares.

                                    [graph]

                                     6/30/97*       12/31/97        12/31/98
         -------------------------------------------------------------------
         CCA Prison Realty Trust     $100.00 (1)     $216.82        $106.70
         -------------------------------------------------------------------
         NAREIT Index                $100.00         $112.17        $ 91.06
         -------------------------------------------------------------------
         S&P 500 Index               $100.00         $110.58        $142.18
         -------------------------------------------------------------------


* Prison Realty's common shares did not begin trading on the New York Stock Exchange until July 18, 1997. Accordingly, the table and graph reflect Prison Realty's performance from that date only.

(1) Reflects a purchase price of $21.00 per share, the initial public offering price of Prison Realty's common shares on the New York Stock Exchange on July 18, 1997. The Company believes that the use of the initial offering price better reflects shareholder return rather than the use of the opening purchase price of Prison Realty's common shares on such date. If a purchase price of $28.00 were used as the initial investment price (as was done in determining Prison Realty's cumulative shareholder return in the performance graph appearing in Prison Realty's proxy statement prepared in connection with its 1998 Annual Meeting of Shareholders), the cumulative total shareholder return would be $157.69 and $77.60 for the periods ending December 31, 1997 and December 31, 1998, respectively.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

COMMON SHARES

The following table sets forth, as of December 31, 1998 except as may otherwise be indicated, the beneficial ownership of Common Shares for (i) each shareholder of the Company that the Company believes held more than a 5% beneficial interest in the Company, (ii) each trustee of the Company, and (iii) the trustees and executive officers of the Company as a group.

                                                                                             PERCENTAGE OF
                                                          NUMBER OF COMMON                   COMMON SHARES
NAME OF BENEFICIAL OWNERS                           SHARES BENEFICIALLY OWNED(1)         BENEFICIALLY OWNED(2)
-------------------------                           ---------------------------          ---------------------

Baron Capital Group, Inc.(3)                                2,768,200                              10.9%
     767 Park Ave., 24th Floor
     New York, NY 10153                                     1,770,100                               6.9
Capital Research and Management Company(4)
     333 South Hope Street
     Los Angeles, CA 90071
Brookside Capital Partners Fund, L.P.(5)                    1,565,800                               6.2
     Two Copley Place
     Boston, MA 02116
The Prudential Insurance Company of America(6)              1,471,200                               5.8
     751 Broad Street
     Newark, NJ 07102
Doctor R. Crants                                              819,500 (7)                           3.2
J. Michael Quinlan                                            187,700 (8)                             *
D. Robert Crants, III                                         262,500 (9)                             *
Michael W. Devlin                                             262,500 (9)                             *
C. Ray Bell                                                    22,102 (10)                            *
Richard W. Cardin                                              12,060 (11)                            *
Monroe J. Carell, Jr.                                          20,811 (11)                            *
John W. Eakin, Jr                                              18,060 (11)                            *
Ted Feldman                                                    13,060 (11)                            *
Jackson W. Moore                                               21,069 (11)                            *
Rusty L. Moore                                                 12,861 (12)                            *
Joseph V. Russell                                              81,519 (13)                            *
Charles W. Thomas, Ph.D                                        40,938 (11)                            *
Vida H. Carroll                                                33,250 (14)                            *
All executive officers and trustees
         as a group (14 persons)                            1,807,925 (15)                         7.14%


-----------------------------
* Represents beneficial ownership of less than 1% of the outstanding Common Shares.

  (1) Includes shares as to which such person directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power, as each of these terms is defined in Rule 13d-3(a) of the Exchange Act, as amended. Common Shares underlying options to purchase Common Shares, which are exercisable, or become exercisable within sixty days after December 31, 1998, are deemed to be outstanding for the purpose of computing the outstanding Common Shares owned by the particular person and by the group, but are not deemed outstanding for any other purpose.
(2)      Based on 25,315,380 Common Shares issued and outstanding.
(3) Includes shares beneficially owned by Ronald Baron, Baron Capital Group, Inc., ("BCG"), BAMCO, Inc., Baron Capital, Inc. ("BCI"), Baron Capital Management, Inc. ("BCM") and Baron Asset Fund ("BAF"). BAMCO and BCI are subsidiaries of BCG. BCM is a subsidiary of BCI. BAF is an investment advisory client of BAMCO, and Ronald Baron owns a controlling interest in BCG. BCG, BCI and Ronald Baron disclaim beneficial ownership of shares held by their controlled entities to the extent such shares are held by persons other than BCG, BCI and Ronald Baron. BAMCO and BCM disclaim beneficial ownership of shares held by their investment advisory clients. Pursuant to the authority granted to the Company Board under the Company's Charter, the Company Board has waived the Ownership Limit contained in the Charter after obtaining such representations and undertakings from Baron Capital Group, Inc. and its affiliates to assure the Company's status as a REIT would not be adversely affected by exempting it from the Ownership Limit. The foregoing information is based solely on information provided to the Company by BCG and its related entities and information obtained in
         Schedule 13G/A filed by BCG and its related entities with the Commission on March 4, 1999, which reported ownership information as of December 31, 1998.
(4) Based solely on a Schedule 13G filed with the Commission on February 11, 1999 by Capital Research and Management Company ("Capital Research"), which reported ownership information as of December 31, 1998. Capital Research is deemed to be the beneficial owner of the shares indicated as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940.
(5) Based solely on a Schedule 13G/A filed with the Commission by Brookside Capital Partners Fund, L.P. on February 12, 1999, which reported ownership information as of December 31, 1998.
(6) Based solely on a Schedule 13G filed with the Commission on February 12, 1998 by The Prudential Insurance Company of America ("Prudential"), Prudential may have direct or indirect voting and/or investment discretion over all the shares indicated, which are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. Prudential does not admit that it is beneficial owner of any of the shares shown. The number of Common Shares beneficially owned and reported in the table is based solely on information provided to the Company by Prudential as of March 13, 1998.
(7) Includes 100,000 Common Shares issuable upon the exercise of vested options and an aggregate of 438,000 Common Shares held equally in two trusts for the benefit of his two children other than D. Robert Crants, III.
(8) Includes 187,500 Common Shares issuable upon the exercise of vested options and 200 Common Shares owned by his daughters.
(9) Includes 112,500 Common Shares issuable upon the exercise of vested options.
(10) Includes 10,000 Common Shares issuable upon the exercise of vested options and 1,000 Common Shares owned jointly with his wife.
(11) Includes 10,000 Common Shares issuable upon the exercise of vested options.
(12) Includes 10,000 Common Shares issuable upon the exercise of vested options and 2200 Common Shares owned jointly with his wife.
(13) Includes 10,000 Common Shares issuable upon the exercise of vested options and 437 Common Shares owned jointly with his daughter.
(14) Includes 32,500 Common Shares issuable upon the exercise of vested options.
(15) Includes 635,000 Common Shares issuable upon the exercise of vested options.

SERIES A PREFERRED SHARES

The following table sets forth the beneficial ownership of Series A Preferred Shares for (i) the only trustees of the Company who beneficially owned Series A Preferred Shares as of December 31, 1998, and (ii) the trustees and executive officers of the Company as a group. No executive officers of the Company owned any Series A Preferred Shares as of December 31, 1998.



                                          NUMBER OF SERIES A PREFERRED             PERCENTAGE OF SERIES
                                                     SHARES                         A PREFERRED SHARES
NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED(1)               BENEFICIALLY OWNED(2)
------------------------                      ---------------------               ---------------------



C. Ray Bell                                             5,000                               *
Monroe J. Carell, Jr.                                   5,000                               *
All executive officers and trustees                    10,000                               *
     as a group (14 persons)


-------------------------
* Represents beneficial ownership of less than 1% of the outstanding Series A Preferred Shares.

(1) Includes shares as to which such person directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power of these terms are defined in Rule 13d-3(a) of the Exchange Act.
(2)      Based on 4,300,000 Series A Preferred Shares issued and outstanding.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and trustees, and persons who own more than 10% of a registered class of the Company's equity securities ("10% Holders"), to file reports of ownership and changes in ownership with the Commission and the Exchange. Executive officers, trustees and 10% Holders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on review of the copies of such reports and amendments thereto furnished to the Company and on written representations that no other reports were required during or with respect to the fiscal year ended December 31, 1998, all Section 16(a) filing requirements were made timely.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1997, the Company began operations and completed the Initial Offering. In conjunction therewith, the Company and CCA completed the Formation Transactions whereby the Company purchased the Initial Facilities from CCA, leased the Initial Facilities back to CCA pursuant to the CCA Leases and entered into the Option Agreements and the Right to Purchase Agreement regarding the Company's purchase and leaseback of certain additional correctional and detention facilities. In April 1998, the Company Board approved the Merger which was subsequently completed on January 1, 1999. As a result of the formation of New Prison Realty and the completion of the Merger, CCA transferred certain of its operations and management contracts to Operating Company who leases the related facilities from New Prison Realty. CCA's remaining operations and management contracts were transferred to the Service Companies.

Prior to the completion of the Merger, Doctor R. Crants served as the Chairman, Chief Executive Officer and President of CCA and as the Chairman of the Company Board. Doctor R. Crants currently serves as Chairman of the Board of Directors and Chief Executive Officer of New Prison Realty, as well as Chief Executive Officer and President of Operating Company. D. Robert Crants, III, the President of the Company and a member of the Company Board prior to the completion of the Merger, is the son of Doctor R. Crants. D. Robert Crants, III, currently serves as a Director and President of New Prison Realty. J. Michael Quinlan, who was Chief Executive Officer and a Trustee of the Company prior to the Merger, currently serves as Vice Chairman of the Board of Directors of New Prison Realty. Michael W. Devlin served as Chief Operating Officer and a Trustee of the Company prior to the Merger and currently serves as Chief Operating Officer and a Director of New Prison Realty. D. Robert Crants, III, Mr. Quinlan and Mr. Devlin all received employment agreements from the Company and have received employment agreements with New Prison Realty and Doctor R. Crants has also received an employment agreement with New Prison Realty.

Doctor R. Crants and D. Robert Crants, III, as well as certain other trustees or officers of the Company and directors or officers of CCA, also owned, directly or indirectly, shares in CCA and the Company, prior to the Merger. Upon completion of the Merger, these persons owned shares in New Prison Realty, and the officers of New Prison Realty other than Doctor R. Crants owned shares of common stock of Operating Company. Sodexho Alliance, S.A., a French societe anonyme ("Sodexho") and largest shareholder of New Prison Realty, owns 16% of the issued and outstanding voting common stock of Operating Company. Jean-Pierre Cuny, an affiliate of

Sodexho, has been appointed to the New Prison Realty Board of Directors. A mutual fund managed by an affiliate of Baron Capital Group, Inc., a significant shareholder of New Prison Realty, owns 16% of the issued and outstanding voting common stock of Operating Company. New Prison Realty owns all of Operating Company's issued and outstanding non-voting common stock, which represents approximately 9.5% of the value of all of the outstanding common stock of Operating Company.

Rusty L. Moore, who served as a Trustee of the Company prior to the Merger and who currently serves as a Director of New Prison Realty, is the spouse of a shareholder of Stokes & Bartholomew, P.A., tax and securities counsel to the Company and CCA prior to the Merger and tax and securities counsel to New Prison Realty. Stokes & Bartholomew, P.A. also currently provides legal services to Operating Company and the Service Companies. Additionally, C. Ray Bell, who served as a Trustee of the Company prior to the Merger and who currently serves as a Director of New Prison Realty, is the principal of a construction company which, as a part of its business, built correctional and detention facilities for CCA and the Company prior to the Merger, and may do so in the future for New Prison Realty and Operating Company. The Company paid Mr. Bell's construction company $8.7 million during 1998.

The Company's policies and procedures to address these conflicts of interest included requiring Doctor R. Crants to abstain from making management decisions in his capacity as a trustee, director or officer of the Company and CCA with regard to matters that presented a conflict of interest between the companies, and to abstain from voting as a trustee or director of either company with respect to matters that presented a conflict of interest between the companies. An independent committee consisting of the Company's trustees who were not employees of the Company or affiliated with CCA (the "Independent Committee") had the sole authority to approve actions of the Company Board concerning agreements or transactions with CCA. The members of the Independent Committee were Jackson W. Moore (Chairman), Richard W. Cardin, Monroe J. Carell, Jr., John
W. Eakin, Jr., Ted Feldman, and Joseph V. Russell. Pursuant to the Company's Bylaws, the Independent Committee approved the actions of the Company Board regarding the election of the operators of the Company's properties, including CCA; the entering into of any agreement with CCA or its affiliates; and the consummation of any transaction between the Company and CCA or its affiliates, including, but not limited to, the negotiation, enforcement and renegotiation of the terms of any lease of the Company's properties. Pursuant to the bylaws of New Prison Realty, the Independent Committee of New Prison Realty's Board of Directors must approve the same actions as they relate to the operators of its properties, including Operating Company.

                                    PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

         (a)      The following documents are filed as part of this Report:

                  (1) Financial Statements. The Financial Statements as set forth under Item 8 of this Annual Report have been filed herewith, beginning on Page F-2 of this report.

                  (2)      Financial Statement Schedules.
                           The financial statement schedules entitled "Schedule III-Real Estate and Accumulated Depreciation as of December 31, 1998" and "Schedule III-Real Estate and Accumulated Depreciation as of December 31, 1997" are included herein as an exhibit to the Financial Statements, beginning on page S-1 of this report. All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.

                  (3) The Exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K included herewith.

       (b) The Company filed a Current Report on Form 8-K, dated November 20, 1998, relating to the settlement of certain litigation regarding the Merger.

       (c)      Certain Exhibits. See Item 14(a)(3) above.

       (d)      Certain Financial Statements. See Item 14(a) (1) and (2) above.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, New Prison Realty, on behalf of the Company, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRISON REALTY CORPORATION

Date: March 30, 1999             By:  /s/ Vida H. Carroll
                                      -------------------------
                                      Vida H. Carroll, Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints DOCTOR R. CRANTS and VIDA H. CARROLL, and each of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of CCA Prison Realty Trust for the fiscal year ended December 31, 1998, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on the dates indicated in their respective capacities with New Prison Realty.


         SIGNATURE                                   TITLE                                  DATE
         ---------                                   -----                                  ----

  /s/    Doctor R. Crants               Chief Executive Officer                         March 30, 1999
-----------------------------------     (Principal Executive Officer),
         Doctor R. Crants               Chairman and Director


  /s/    J. Michael Quinlan             Vice-Chairman and Director                      March 30, 1999
-----------------------------------
         J. Michael Quinlan

  /s/    D. Robert Crants, III          President and Director                          March 30, 1999
-----------------------------------
         D. Robert Crants, III

  /s/    Michael W. Devlin              Chief Operating Officer                         March 30, 1999
-----------------------------------     and Director
         Michael W. Devlin

  /s/    Vida H. Carroll                Chief Financial Officer                         March 30, 1999
-----------------------------------     (Principal Financial and
         Vida H. Carroll                Accounting Officer),
                                        Secretary and Treasurer


  /s/    C. Ray Bell                    Director                                        March 30, 1999
-----------------------------------
         C. Ray Bell

  /s/    Richard W. Cardin              Director                                        March 30, 1999
-----------------------------------
         Richard W. Cardin




         SIGNATURE                       TITLE                                             DATE
         ---------                       -----                                             ----

-----------------------------------     Director                                        March   , 1999
         Monroe J. Carell, Jr.

  /s/    Jean-Pierre Cuny               Director                                        March 30, 1999
-----------------------------------
         Jean-Pierre Cuny

  /s/    John W. Eakin, Jr.             Director                                        March 30, 1999
-----------------------------------
         John W. Eakin, Jr.

  /s/    Ted Feldman                    Director                                        March 30, 1999
-----------------------------------
         Ted Feldman

  /s/    Jackson W. Moore               Director                                        March 30, 1999
-----------------------------------
         Jackson W. Moore

  /s/    Rusty L. Moore                 Director                                        March 30, 1999
-----------------------------------
         Rusty L. Moore

  /s/    Joseph V. Russell              Director                                        March 30, 1999
-----------------------------------
         Joseph V. Russell

  /s/    Charles W. Thomas, Ph.D.       Director                                        March 30, 1999
-----------------------------------
         Charles W. Thomas, Ph.D.


                             CCA PRISON REALTY TRUST
                          INDEX TO FINANCIAL STATEMENTS




                                                                                                          Page
                  CONSOLIDATED FINANCIAL STATEMENTS
                  Report of Independent Public Accountants.                                               F-2

                  Consolidated Balance Sheets as of December 31, 1998 and 1997.                           F-3

                  Consolidated Statements of Income for the year ended December
                         31, 1998 and for the period from July 18, 1997 to
                         December 31, 1997.                                                               F-4

                  Consolidated Statement of Cash Flows for the year ended
                           December 31, 1998 and for the period from July 18,
                           1997 to December 31, 1997.                                                     F-5


                  Consolidated Statement of Shareholders' Equity for the year ended December 31, 1998 and the period from July
                         18, 1997 to December 31, 1997.                                                   F-7


                  Notes to the Consolidated Financial Statements.                                         F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CCA Prison Realty Trust:

We have audited the accompanying consolidated balance sheets of CCA Prison Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1998, and for the period from July 18, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Prison Realty Trust and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and for the period from July 18, 1997 through December 31, 1997, in conformity with generally accepted accounting principles.

                                                          ARTHUR ANDERSEN LLP

NASHVILLE, TENNESSEE
JANUARY 22, 1999

                             CCA PRISON REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                  (amounts in thousands, except share amounts)





ASSETS                                                         1998            1997
                                                             ---------       ---------
Real Estate Properties, at Cost:
  Correctional and Detention Facilities                      $ 867,831       $ 458,360
  Less--Accumulated Depreciation                               (22,697)         (5,088)
                                                             ---------       ---------
      Net Real Estate Properties                               845,134         453,272

Cash and Cash Equivalents                                       21,894             756
Restricted Cash                                                 17,188              --
Other Assets                                                     9,496             410
                                                             ---------       ---------
         TOTAL ASSETS                                        $ 893,712       $ 454,438
                                                             =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Distributions Payable                                      $   2,150       $   9,170
  Line of Credit                                               279,600          32,000
  Accounts Payable and Accrued Expenses                         29,248             519
                                                             ---------       ---------
         TOTAL LIABILITIES                                     310,998          41,689
                                                             ---------       ---------

Commitments and Contingencies                                       --              --

SHAREHOLDERS' EQUITY:
  Preferred Shares, $.01 par value; 10,000,000 shares
    authorized; 4,300,000 and 0 outstanding,                        43              --
  Common Shares, $.01 par value; 90,000,000 shares
    authorized; 25,315,380 and 21,576,000 shares issued
    and outstanding,                                               253             216
  Capital in Excess of Par Value                               603,195         414,841
  Cumulative Net Income                                         43,817          14,327
  Accumulated Distributions                                    (64,594)        (16,635)
                                                             ---------       ---------
         TOTAL SHAREHOLDERS' EQUITY                            582,714         412,749
                                                             ---------       ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 893,712       $ 454,438
                                                             =========       =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CCA PRISON REALTY TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
            For the Year ended December 31, 1998 and the Period from
                       July 18, 1997 to December 31, 1997
                (amounts in thousands, except per share amounts)


                                                              1998          1997 (1)
                                                            --------       -------
REVENUES
  Rental                                                    $ 69,867       $19,980
  Interest                                                       796           600
                                                            --------       -------
                                                              70,663        20,580
                                                            --------       -------
EXPENSES
  Depreciation                                                17,609         5,088
  Interest                                                     9,827           184
  General and Administrative                                   2,648           981
  Write off of Loan Costs                                      2,559            --
  Merger Costs                                                 8,530            --
                                                            --------       -------
                                                              41,173         6,253
                                                            --------       -------
NET INCOME
                                                              29,490        14,327
DIVIDENDS TO PREFERRED SHAREHOLDERS
                                                              (7,869)           --
                                                            --------       -------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                 $ 21,621       $14,327
                                                            ========       =======
NET INCOME PER SHARE:
  Basic                                                     $   0.99       $  0.66
  Diluted                                                   $   0.98       $  0.65

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC          21,818        21,576

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED        22,103        22,007



(1)  For the period from July 18, 1997 (inception) to December 31, 1997.


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CCA PRISON REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Year Ended December 31, 1998 and the Period from
                       July 18, 1997 to December 31, 1997
                             (amounts in thousands)


                                                                   1998            1997 (1)
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $  29,490       $  14,327
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation of Real Estate Properties                         17,609           5,088
    Amortization of Loan Origination Costs                            856              47
    Write off of Loan Costs                                         2,559              --
    Changes in Assets and Liabilities:
      Increase in Restricted Cash                                 (17,188)             --
      Increase in Other Assets                                     (9,349)           (146)
      Increase in Accounts Payable and Accrued Expenses            28,729             519
                                                                ---------       ---------
         Net Cash Provided by Operating Activities                 52,706          19,835
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Properties                          (409,472)       (455,360)
                                                                ---------       ---------
         Net Cash Used In Investing Activities                   (409,472)       (455,360)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Initial Capital Contribution                                         --               1
  Proceeds from Initial Public Offering, net of
    Offering Costs of $3,445                                           --         412,056
  Proceeds from Common Share Issuances, net of
    Offering Costs of $173                                         85,011              --
  Proceeds from Preferred Share Offering, net of
    Offering Costs of $4,077                                      103,423              --
  Net Borrowings under Line of Credit                             247,600          32,000
  Distributions paid on Common Shares                             (48,889)         (7,465)
  Distributions paid on Preferred Shares                           (6,090)             --
  Loan Origination Costs                                           (3,151)           (311)
                                                                ---------       ---------
         Net Cash Provided by Financing Activities                377,904         436,281
                                                                ---------       ---------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                 21,138             756
         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               756              --
                                                                ---------       ---------
         CASH AND CASH EQUIVALENTS, END OF PERIOD               $  21,894       $     756
                                                                =========       =========


                                   (Continued)

                             CCA PRISON REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Year Ended December 31, 1998 and the Period from
                       July 18, 1997 to December 31, 1997
                             (amounts in thousands)
                                   (Continued)



                                                             1998          1997 (1)
                                                           --------       -------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Increase (Decrease) in Distributions Payable             $ (7,020)      $ 9,170
  Increase (Decrease) in Shareholders' Equity through
    Distributions to Shareholders                             7,020        (9,170)
  Increase in Real Estate Properties due to
    Development Fee Paid in Shares                               --        (3,000)
  Increase in Shareholders' Equity through Issuance
    of Development Fee Shares                                    --         3,000
                                                           --------       -------
                                                           $     --       $    --
                                                           ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for Interest                                   $ 12,986       $    --
  Cash paid for Income Taxes                                     --

                                                           $ 12,986       $    --
                                                           ========       =======



(1) For the period from July 18, 1997 (inception) to December 31, 1997.


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CCA PRISON REALTY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For the Year Ended December 31, 1998 and the Period from
                       July 18, 1997 to December 31, 1997
                             (amounts in thousands)



                                                                  CAPITAL IN
                               PREFERRED SHARES    COMMON SHARES   EXCESS OF    CUMULATIVE   ACCUMULATED
                              SHARES    AMOUNT   SHARES    AMOUNT  PAR VALUE    NET INCOME  DISTRIBUTIONS  TOTAL
                              ---------------------------------------------------------------------------------------
Initial Capital Contribution  $    --      $--  $     1      $ --  $      1     $    --        $     --    $      1
Shares Issued, net of
  offering costs of $3,445         --       --   21,575       216   414,840          --              --     415,056
Net Income                         --       --       --        --        --      14,327              --      14,327
Distributions to Shareholders      --       --       --        --        --          --         (16,635)    (16,635)
                              -------------------------------------------------------------------------------------
Balance, December 31, 1997         --       --   21,576       216   414,841      14,327         (16,635)    412,749
                              -------------------------------------------------------------------------------------

Shares Issued, net of
  offering costs of $4,077      4,300       43       --        --   103,380          --              --     103,423
Net Shares Issued, net of
     offering costs of $173        --       --    3,733        37    84,790          --              --      84,827
Shares Issued to Trustees          --       --        7        --       184          --              --         184
Net Income                         --       --       --        --        --      29,490              --      29,490
Distributions to Shareholders      --       --       --        --        --          --         (47,959)    (47,959)
                              -------------------------------------------------------------------------------------
Balance, December 31, 1998    $ 4,300      $43  $25,316      $253  $603,195     $43,817        $(64,594)   $582,714
                              =====================================================================================




           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CCA PRISON REALTY TRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

1.  ORGANIZATION AND OPERATIONS

CCA Prison Realty Trust (the "Company"), a Maryland real estate investment trust, was formed April 23, 1997 to acquire, develop, and lease private and public correctional and detention facilities. The Company will operate to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

Basis of Presentation

The consolidated financial statements of the Company include all the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 1998 was $17.2 million, of which $2.2 million was reserved to fund the $0.50 per share dividend payment to be made on January 15, 1999 for the 4,300,000 8% Series A Cumulative Preferred Shares. The remaining $15.0 million represents cash collateral for an irrevocable letter of credit issued in connection with the submission of a proposal for the construction of a facility.

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

Federal Income Taxes

The Company has elected to qualify as a REIT under the Code. As a result, the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

Fair Value of Financial Instruments

To meet the reporting requirements of Statement of Financial Accounting Standards No. ("SFAS") 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments at quoted market prices. At December 31, 1998, there were no material differences in the book values of the Company's financial instruments and their related fair values.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS 130 on January 1, 1998. The Company's comprehensive income is equivalent to net income for the year ended December 31, 1998 and for the period from July 18, 1997 to December 31, 1997.

Segment Disclosures

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the method that business enterprises report information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one industry segment and accordingly, the adoption of SFAS 131 had no impact on the Company's financial statement disclosures.

3.  REAL ESTATE PROPERTIES

The cost components and the number of the Company's investments in correctional and detention facilities are as follows:


         As of December 31, (in thousands):
                                                     1998            1997
                                                  ---------       ---------
         Land and land improvements               $   9,722       $   6,321
         Buildings and improvements                 777,382         439,664
         Machinery and equipment                     17,123          12,375
         Construction in progress                    63,604              --
                                                  ---------       ---------
                                                    867,831         458,360
         Less accumulated depreciation              (22,697)         (5,088)
                                                  =========       =========
                                                  $ 845,134       $ 453,272
                                                  =========       =========
         Number of total leased properties               23              12
                                                  =========       =========
         Number of non-CCA leased properties              6              --
                                                  =========       =========

On January 5, 1998, the Company acquired from Corrections Corporation of America ("CCA") the 960 bed Davis County Correctional Center located in Holdenville, Oklahoma for a purchase price of $36.1 million. The facility was leased to and operated by CCA at December 31, 1998.

On April 17, 1998, the Company and its newly-formed, wholly-owned subsidiary USCA Corporation ("USCA") and U.S. Corrections Corporation, a privately-held owner and former operator of correctional and detention facilities ("USCC"), entered into and consummated an Agreement of Merger, whereby USCA merged with and into USCC and the Company acquired all of the outstanding capital stock and derivative securities of USCC (the "USCC Merger"), in exchange for a cash payment to the shareholders of USCC of approximately $157.0 million. As a result of the USCC Merger, the Company also assumed certain liabilities of USCC consisting of a bank credit facility, two subordinated loans, and obligations outstanding for convertible, redeemable preferred stock totaling approximately $79.4 million. Immediately prior to the USCC Merger, CCA purchased USCC's facility management contracts and the corresponding enterprise value of operations from USCC for $10.0 million in cash. Accordingly, as a result of the USCC Merger, the Company acquired only real estate properties.

By virtue of the USCC Merger, the Company acquired four correctional and detention facilities in Kentucky, one in Ohio and two in North Carolina. At the time of the USCC merger, the two North Carolina facilities were under construction. As of December 31, 1998, the Company had completed the two North Carolina facilities. The Company does not operate the facilities acquired in the USCC merger, but leases the Kentucky facilities to CCA and leases the North Carolina facilities to the State of North Carolina, which has contracted with CCA to operate the facilities. The Company leases the Ohio facility to Hamilton County, Ohio.

On May 4, 1998, the Company acquired the Leo Chesney Center, a 200 bed correctional facility located in Live Oak, California. The facility, acquired for a purchase price of approximately $5.1 million, is leased to and operated by Cornell Corrections Corporation under contract with the California Department of Corrections.

During 1998, the Company developed two educational facilities, one in Houston, Texas and one in Dallas, Texas, for Community Education Partners ("CEP"), which develops and operates publicly funded, privately operated alternative education programs for at-risk youth. The Company expended approximately $13.0 million in renovations and leased the facilities to CEP pursuant to terms and conditions materially consistent with the Company's current relationship with private prison operators.

On November 2, 1998, the Company purchased the expansion of Central Arizona Detention Center in Florence, Arizona for $25.0 million. The facility was leased to the operator, CCA, who acted as construction manager for the expansion. Total annual rental under the Company's lease with CCA was increased by 11% of the purchase price of the expansion, calculated at construction cost plus 5%.

On December 29, 1998, the Company acquired from the Webb County Correctional Center Public Facility Corporation ("WPFC") the 480 bed Webb County Correctional Center located in Laredo, Texas for a purchase price of $21.3 million. The Webb County Correctional Center was not complete as of December 31, 1998 but is scheduled to open in 1999, and will be leased to Correctional Management Services Corporation (see Note 11). Amounts required to complete the initial construction are available in capital development funds related to a bond issue used to finance the facility by the WPFC.

Four of the facilities owned by the Company are subject to an option to purchase the facility held by a government agency. If a government agency exercised its option to purchase a facility, the option price could be less than the book value of the facility which could have a detrimental effect on the Company.


4.  DISTRIBUTIONS TO SHAREHOLDERS

Quarterly distributions and the resulting tax classification for the Company's common shares are as follows:


       Declaration     Record Date      Payment Date      Distribution       Ordinary     Return of Capital
          Date                            Per Share                            Income
    -------------------------------------------------------------------------------------------------------
        09/03/97         09/30/97          10/15/97           $0.346           100.00%                0.00%
        12/02/97         12/31/97          01/15/98           $0.425              (1)                  (1)
        03/02/98         03/31/98          04/15/98           $0.425            73.79%               26.21%
        06/26/98         07/01/98          07/15/98           $0.425            73.79%               26.21%
        08/25/98         09/30/98          10/15/98           $0.480            73.79%               26.21%
        12/09/98         12/21/98          12/31/98           $0.480            73.79%               26.21%

(1) Approximately 74.8% of this distribution was classified as 100.0% ordinary taxable income for 1997. The remaining 25.2% is considered a 1998 distribution and accordingly 73.79% would be considered 1998 ordinary income and 26.21% return of capital.

Quarterly distributions and the resulting tax classification for the Company's 8.0% Series A Cumulative Preferred Shares are as follows:


       Declaration     Record Date      Payment Date      Distribution        Ordinary      Return of Capital
          Date                                              Per Share          Income
    ----------------------------------------------------------------------------------------------------------------
        03/02/98         03/31/98          04/15/98           $0.417            100.0%                0.0%
        06/26/98         07/01/98          07/15/98           $0.500            100.0%                0.0%
        08/25/98         09/30/98          10/15/98           $0.500            100.0%                0.0%
        12/09/98         12/31/98          01/15/99           $0.500            100.0%                0.0%

5.  BANK CREDIT FACILITY

On April 17, 1998, the Company's $150.0 million revolving credit facility was increased by $75.0 million to facilitate the acquisition of real estate properties through the USCC Merger. On July 31, 1998, the Company entered into an amendment and restatement of this same bank credit facility, maturing July 2000, to increase the total available borrowings to $300.0 million. General provisions of the Bank Credit Facility remained unchanged by the amendment and restatement. The effective interest rate is determined by adding 1.50% to the LIBOR rate for the interest period selected by the Company. The Company may specify LIBOR rate loans of one, two, or three month maturities. The Company can borrow up to $5.0 million at the prime rate for working capital purposes and repay such loans at any time. A commitment fee of 0.125% per annum accrues on the amount of the unused available credit commitment. A facility fee of 0.25% per annum accrues on the amount of outstanding borrowings. At December 31, 1998, the effective interest rate was approximately 7.67% and the Bank Credit Facility was secured by all assets of the Company. The Company is subject to ongoing compliance with a number of financial and other covenants under the Bank Credit Facility. The Bank Credit Facility was paid in full on January 4, 1999 in conjunction with the Company's merger as disclosed in Note 11. The Company wrote off all unamortized loan costs associated with the Bank Credit Facility during the fourth quarter of 1998 for a total of approximately $2.6 million.

6.  EMPLOYEE BENEFIT PLAN

On September 3, 1997, the Board of Trustees adopted the CCA Prison Realty Trust Employee Savings and Stock Ownership Plan (the "ESOP") whereby eligible employees may defer certain percentages of their pretax compensation, subject to federal limitations, for the purchase of Company common shares at current market prices. Benefits are paid on death, retirement or termination. The Company may make contributions to the ESOP, subject to approval by the Plan Administrator. Company contributions may be in the form of "matching" contributions determined as a percentage of the employee's deferral amount or "basic" contributions which would be set as a percentage of all participants' compensation, subject to limitations of the Code. Company contributions made on behalf of employees will vest ratably over five years. Expense accrued by the Company for matching and basic contributions at December 31, 1998 and 1997 totaled approximately $66,000 and $22,000, respectively. On January 1, 1999, the ESOP was converted into the Prison Realty Corporation 401(k) Savings and Retirement Plan in conjunction with the Company's merger into Prison Realty Corporation as disclosed in Note 11.

7. SHARE OPTION AND INCENTIVE PLANS AND NON-EMPLOYEE TRUSTEE COMPENSATION PLAN

Share Option and Incentive Plans

The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as non-employee trustees. In conjunction with the Initial Offering, the Company granted options to officers, employees and trustees. Options granted under the Company's plans are granted with exercise prices equal to the market value at the date of grant. The term of such options is ten years from the date of grant. In general, one-fourth of the options granted to executive officers and employees vest immediately, with the remaining options becoming exercisable ratably on the first, second, and third anniversary of the dates of grant. Options granted to non-employee trustees vest at the date of grant. Shares remaining for issuance under the share incentive and non-employee trustees plans total 466,000 and 60,000, respectively.

A summary of the Company's share option activity, and related information for the period from July 18, 1997 to December 31, 1998 follows:



                                                                  WEIGHTED
                                                                  AVERAGE
                                                     OPTIONS      EXERCISE
                                                     (000S)        PRICE
                                                     ------       ------

               Granted at Initial Offering            1,075       $21.00
               Granted in 1997                          103        37.81
               Exercised in 1997                         --           --
               Forfeited in 1997                         --           --
                                                     ------       ------
               Outstanding at December 31, 1997       1,178        22.47

               Granted during 1998                       45        35.13
               Exercised in 1998                         --           --
               Forfeited in 1998                         (1)       37.81
                                                     ------       ------
               Outstanding at December 31, 1998       1,222       $22.92
                                                     ======       ======

               Exercisable at December 31, 1998         656       $23.28
                                                     ======       ======

A summary of the Company's outstanding and exercisable options and related information at December 31, 1998 follows:



                                                        OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                        -------------------           -------------------
                                                      WEIGHTED
                                                      AVERAGE        WEIGHTED                     WEIGHTED
                                                     REMAINING       AVERAGE                       AVERAGE
                                        OPTIONS     CONTRACTUAL      EXERCISE       OPTIONS       EXERCISE
                 EXERCISE PRICES        (000S)          LIFE          PRICE         (000S)          PRICE
                 ---------------        ------          ----          -----         ------          -----
                     $21.00                  1,075           8.54         $21.00           560          $21.00
                     $37.81                    102           8.92                           51           37.81
                                                                           37.81
                     $35.13                     45           9.30                           45           35.13
                                                                           35.13
                                     --------------------------------------------------------------------------
                                             1,222           8.60         $22.92           656          $23.28
                                     ==========================================================================

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. In accordance with APB Opinion 25, during the year ended December 31, 1998 and the period from July 18, 1997 to December 31, 1997, the Company recognized no compensation expense related to the grant of share option awards. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 established new financial accounting and reporting standards for stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS 123. However, had compensation cost for the Company's share-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income available to common shareholders and earnings per share for the year ended December 31, 1998 and the period from July 18, 1997 to December 31, 1997, would have been reduced to the following pro forma amounts (in thousands except per share amounts):


                                                                                      1998            1997
                                                                                      ----            ----

             Net Income Available to Common Shareholders                            $  20,337       $  13,960
             Basic Net Income per Share                                             $    0.93       $    0.65
             Diluted Net Income Per Share                                           $    0.92       $    0.63

The fair value of each option grant (expected lives of ten years for each option) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in:


                                                                                      1998            1997
                                                                                      ----            ----
             Dividend yield                                                           5.67%          7.57%
             Expected volatility                                                     40.00%         40.00%
             Risk-free interest rate of US zero coupon bonds with time to maturity approximately equal to the
               options average time to exercise                                      5.178%          6.22%

Non-Employee Trustee Compensation Plan

On December 2, 1997, the Board of Trustees adopted the CCA Prison Realty Trust Non-Employee Trustees' Compensation Plan (the "Trustees' Plan"), approved by shareholders on May 8, 1998. The purpose of the Trustees' Plan is to encourage equity ownership in the Company by non-employee trustees who elect to receive the value of their annual retainer and/or meeting fees in the form of shares of the Company in lieu of cash. A total of 50,000 common shares were reserved for issuance pursuant to the Trustees' Plan. The number of shares to be issued in payment under the Plan shall be calculated on the basis of the fair market value (the mean of the highest and lowest selling prices for the common shares on the New York Stock Exchange ("NYSE") on the date in question) on the first business day preceding the payment date as of which such common shares are to be issued. During 1998, approximately 7,000 shares were issued in lieu of cash compensation of $184,000 which has been expensed as compensation in the accompanying 1998 Statement of Income.

8. SHAREHOLDERS' EQUITY

Common Stock

On September 16, 1998, the Company filed a Registration Statement on Form S-3 (File No. 333-63475) to register an aggregate of $500.0 million in value of its common shares, preferred shares, and common share rights and warrants for sale to the public. Proceeds from sales under the Company's Registration Statement on Form S-3 will be used for general corporate purposes. The Company issued and sold 4,056,542 common shares under the Company's Registration Statement on Form S-3 prior to December 31, 1998. Of those shares, 324,000 common shares were sold to certain trustees and officers of the Company, with a like number repurchased on the open market and retired resulting in net common shares issued of 3,732,542. Net proceeds to the Company from all common share issuances totaled approximately $85.0 million.

Preferred Stock

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

The gross proceeds from the sale of the Series A Preferred Shares were approximately $107.5 million, generating net proceeds to the Company of approximately $103.4 million after deduction of the underwriting discount and estimated offering expenses. The Company used approximately $72.7 million of the net proceeds to repay outstanding indebtedness under the Company's bank credit facility. The balance of the net proceeds was used in connection with the Company's acquisition of USCC as discussed in Note 3.

9. NET INCOME PER SHARE

SFAS 128, "Earnings per Share," has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share for the Company was computed by dividing net income by the weighted average number of common shares outstanding or 21,818,000 shares and 21,576,000 shares for the year ended December 31, 1998 and the period from July 18, 1997 to December 31, 1997, respectively. Diluted earnings per share was computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to the Company's outstanding share options after assuming a buyback of shares under the treasury method, or additional common shares of 285,000 and 431,000 for the year ended December 31, 1998, and the period from July 18, 1997 to December 31, 1997, respectively.

10. RELATED PARTIES

Corrections Corporation of America

On July 18, 1997, the following transactions with Corrections Corporation of America and certain of its subsidiaries (collectively, "CCA") occurred simultaneously with the completion of the Initial Offering:

-- The Company acquired the following nine correctional and detention facilities (the "Initial Facilities") from CCA for an aggregate purchase price of $308.1 million:


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

-- The Company entered into agreements with CCA to lease the Initial Facilities back to CCA pursuant to long-term, non-cancelable triple net leases (the "Leases") which require CCA to pay all operating expenses, taxes, insurance and other costs. All of the Leases provide for initial, annual base rents which aggregate $33.9 million, with certain contingent annual escalations, and have primary terms ranging from 10-12 years which may be extended at the fair market rates for three additional five-year periods upon the mutual agreement of the Company and CCA. The obligations of CCA under the Leases are cross-defaulted to each of the other Leases with respect to payment defaults and certain other defaults. In addition, the Leases provide CCA with a right of first refusal in the event the Company obtains an acceptable third party offer to acquire any interest in any facility or in any correctional or detention facility acquired or developed by the Company in the future and operated by CCA.

-- The Company entered into option agreements with CCA (the "Option Agreements") pursuant to which the Company was granted the option to acquire and leaseback to CCA any or all of five option facilities (the "Initial Option Facilities") from CCA at any time during the three-year period following the acquisition of the Initial Facilities for CCA's costs of developing, constructing and equipping such facilities, plus 5% of such costs. In addition, CCA granted the Company an option to acquire, at fair market value, and lease back to CCA, any correctional or detention facility acquired or developed and owned by CCA in the future for a period of three years following the date CCA first receives inmates at such facility.

Subsequent to the Initial Offering, through December 31, 1998, the Company individually acquired the following four correctional and detention facilities from CCA and immediately entered into 10 year lease agreements with CCA which will continue to operate each of the facilities:

                  (i) Northeast Ohio Correctional Center, located in Youngstown, Ohio (one of the five Initial Option Facilities) for $70.1 million;

                  (ii) Torrance County Detention Facility, located in Estancia, New Mexico (one of the five Initial Option Facilities) for $38.5 million; and

                  (iii) Cimarron Correctional Facility, located in Cushing,
                        Oklahoma for $38.3 million.

                  (iv) Davis County Correctional Facility, located in Holdenville, Oklahoma for $36.1 million.

The terms of the leases for the above facilities are substantially similar to the Leases with respect to the Initial Facilities. The acquisitions were funded with remaining proceeds of the Initial Offering, borrowings under the Bank Credit Facility, and cash generated from operations.

By virtue of the USCC Merger, the Company acquired four correctional facilities in Kentucky and CCA purchased the management contracts for these facilities. Therefore, the Company does not operate the following four facilities, but leases the facilities to CCA:

      (i)   Lee Adjustment Center, located in Beattyville, Kentucky;

      (ii)  Marion Adjustment Center, located in St. Mary, Kentucky;

      (iii) Otter Creek Correctional Center, located in Wheelwright, Kentucky;
            and

      (iv)  River City Correctional Center, located in Louisville, Kentucky.

In July 1998, the Company entered into an agreement with CCA, whereby the Company agreed to purchase from CCA all issued and outstanding stock of Agecroft Properties, Inc. ("API") for approximately $80 million upon the completion of an 800 bed medium-security prison in Salford, England for which API had entered into a contract to design, develop and construct the facility. However, as of December 31, 1998, the facility had not been completed and in conjunction with the merger as discussed in Note 11, API was acquired by Prison Realty Corporation and on January 1, 1999, Prison Realty Corporation acquired the Company. As such, the Company's agreement to purchase the issued and outstanding stock of API will not be consummated. Upon completion of the construction, affiliates of Correctional Services Management Corporation will lease the facility from API and manage the facility pursuant to contracts with agencies of the British government.

CCA served as the construction facilitator for the two North Carolina facilities, which were under construction when the Company merged with USCC. CCA also served as the construction facilitator for the additions at the four Kentucky facilities acquired in the Company's merger with USCC. In its capacity as facilitator, CCA was entitled to a fee of 5% of the capital expenditures. The Company paid a total of $1.8 million during 1998 to CCA.

The Company derived 95.5% and 100% of its revenue from CCA for the year ended December 31, 1998 and the period from July 18, 1997 to December 31, 1997, respectively.

The Chairman of the Board of Trustees of the Company is also the Chairman of the Board of Directors, President and Chief Executive Officer of CCA.

C. Ray Bell, who was a trustee of the Company, is the principal of a construction company which has built correctional and detention facilities for and on behalf of the Company. The Company paid a total of $8.7 million during 1998. No payments were made in 1997.

11. EVENT SUBSEQUENT TO DECEMBER 31, 1998

Effective January 1, 1999, Prison Realty Corporation, a Maryland corporation, completed the transactions contemplated by the Amended and Restated Agreement and Plan of Merger, dated September 29, 1998 (the "Merger Agreement"), by and among CCA, the Company and Prison Realty Corporation. The Merger Agreement and the transactions contemplated thereby were approved and adopted by the shareholders of CCA and the Company at special meetings held on December 1, 1998 and December 3, 1998, respectively. The merger will be accounted for as a common control transfer from CCA to Prison Realty Corporation and the purchase of the Company by Prison Realty Corporation. CCA will be treated as the acquiring company and the Company will be treated as the acquired company for financial reporting purposes. The Company has incurred a total of approximately $15.2 million in costs related to the merger, of which approximately $8.5 million has been expensed and approximately $6.7 million was incurred on behalf of the accounting acquirer, Prison Realty Corporation. As such, the Company has recorded a receivable of $6.7 million in other assets on the accompanying balance sheet to be reimbursed by Prison Realty Corporation. On December 31, 1998, CCA sold all of its management contracts and related net assets to one of three newly formed companies: Correctional Management Services Corporation ("CMSC"); Prison Management Services LLC; and Juvenile and Jail Facility Management Services LLC. Immediately after the Company's merger with Prison Realty Corporation, CMSC entered into new leases with Prison Realty Corporation for all facilities previously leased by CCA from the Company. Prison Realty Corporation intends to operate so as to qualify as a real estate investment trust for federal income tax purposes. In connection with the merger, the Company's common and preferred shareholders received one share of Prison Realty Corporation's common or preferred shares for each share of the Company's common or preferred shares held. Additionally, the Company's Bank Credit Facility was fully repaid by Prison Realty Corporation and the Company's ESOP was converted into the Prison Realty Corporation 401(k) Plan.

To CCA Prison Realty Trust:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of CCA Prison Realty Trust as of December 31, 1998 and 1997 and for the year ended December 31, 1998 and for the period from July 18, 1997 to December 31, 1997 included in this Annual Report on Form 10-K and have issued our report thereon dated January 22, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 25, 1999

                            CCA PRISON REALTY TRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            Costs Capitalized
                                                    Initial Cost          Subsequent to Acquisition
                                               ----------------------   -----------------------------
                                                         Building and
Properties by State             Encumbrances     Land    Improvements   Improvements   Carrying Costs


Texas (5 Properties)               Note 1        1,502       73,358               --               --
Kentucky (4 Properties)            Note 1        1,750      175,742               --               --
Arizona (2 Properties)             Note 1        2,583      190,283               --               --
North Carolina (2 Properties)      Note 1          401       83,038               --               --
Ohio (2 Properties)                Note 1        1,500       87,547               --               --
Oklahoma (2 Properties)            Note 1          500       73,954               --               --
All Other States (4 Properties)    Note 1        1,486      105,583               --               --
                                               --------------------     -----------------------------
                                                 9,722      794,505               --               --
                                               ====================     =============================




                                                                                                                       Life on which
                                                                                                                       depreciation
                            Gross Amount at which carried at close of period                                            in latest
                            ------------------------------------------------                                              income
                                          Building and                        Accumulated      Date of        Date      statements
Properties by State             Land      Improvements         Total         Depreciation   Construction    Acquired    is prepared

Texas (5 Properties)            1,502        77,358            78,860           3,708           Note 2        Note 2        Note 3
Kentucky (4 Properties)         1,730       175,342           177,492           2,539           Note 2        Note 2        Note 3
Arizona (2 Properties)          2,513       190,283           192,866           7,925           Note 2        Note 2        Note 3
North Carolina (2 Properties)     401        83,038            83,439             615           Note 2        Note 2        Note 3
Ohio (2 Properties)             1,560        87,347            89,047           3,187           Note 2        Note 2        Note 3
Oklahoma (2 Properties)           300        73,954            74,454           3,165           Note 2        Note 2        Note 3
All Other States (4 Properties) 1,416       106,187           108,069           3,858           Note 2        Note 2        Note 3
                                -------------------------------------          ------
                                9,722       794,105           108,227          22,697
                                =====================================          ======

Note 1 - All facilities are security under the Company's Bank Credit Facility. The outstanding balance for the Bank Credit Facility at December 31, 1998 was $279.6 million.
Note 2 - Individual facility profiles are included in Part 1, Item 2.
Note 3 - The Company has elected depreciable lives of 40 years and 7 years for buildings and improvements and property, plant and equipment, respectively.


The following schedule is a reconciliation of the total changes in cost of real estate properties and accumulated depreciation for the Company for the period from July 18, 1997 (inception) to December 31, 1998 (in thousands):


                                        Cost of Real Estate
                                             Properties
Balance, July 18, 1997                        $     --
 Acquisitions                                  455,360
 Improvements                                       --
Other--Capitalized Development Fee
 Paid in Shares                                  3,000
                                              --------
Balance, December 31, 1997                     $458,360
 Acquisitions                                   345,867
 Improvements                                       --
                                              --------
Balance, December 31, 1998                     $804,227
                                              ========

                                             Accumulated
                                             Depreciation
Balance, July 18, 1997                         $    --
 Depreciation Expense                            5,089
 Dispositions                                       --
                                               -------
Balance, December 31, 1997                     $ 5,089
 Depreciation Expense                           17,608
 Dispositions                                       --
                                               -------
Balance, December 31, 1998                     $22,697
                                               =======

                            CCA PRISON REALTY TRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                                      Gross Amount at which carried
                                                   Initial Cost             Costs Capitalized              at close of period
                                               ----------------------   Subsequent to Acquisition     -----------------------------
                                                         Building and  ----------------------------           Building and
Properties by State            Encumbrances     Land     Improvements  Improvements  Carrying Costs     Land  Improvements   Total
-------------------            ------------    -----     ------------  ------------  --------------   ------  ------------  -------
Texas (5 Properties)              Note 1       1,502        77,358            -             -          1,502      77,358     78,860
Arizona  (2 Properties)           Note 1       2,583       165,236            -             -          2,583     165,236    167,819
All Other States (5 Properties)   Note 1       2,216       209,445            -             -          2,236     209,445    211,681
                                               -----       -------          ---           ---          -----     -------    -------
                                               6,321       452,039            -             -          6,321     452,039    458,160
                                               =====       =======          ===           ===          =====     =======    =======



                                                                                              Life on which
                                                                                          depreciation in latest
                                    Accumulated         Date of                             income statements is
                                    Depreciation     Construction       Date Acquired            prepared
                                    ------------     ------------       -------------     ----------------------
Texas (5 Properties)                   1,029            Note 2             Note 2                 Note 3
Arizona  (2 Properties)                2,126            Note 2             Note 2                 Note 3
All Other States (5 Properties)        1,933            Note 2             Note 2                 Note 3
                                       -----
                                       3,089
                                       =====

Note 1 - All facilities are security under the Company's Bank Credit Facility. The outstanding balance for the Bank Credit Facility at December 31, 1997 was $32.0 million.

Note 2 - Individual facility profiles are included in Part I., Item 2.

Note 3 - The Company has elected depreciable lives of 40 years and 7 years for buildings and improvements and property, plant and equipment, respectively.

                               INDEX OF EXHIBITS


Exhibits marked with an * are filed herewith. Other exhibits have previously been filed with the Commission and are incorporated herein by reference.

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------


2.1 Agreement of Sale and Purchase between the Company and CCA (previously filed as Exhibit 2 to the Company's Registration Statement on Form S-11 (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

2.2 Agreement of Sale and Purchase between the Company and CCA (previously filed as Exhibit 2 to the Agreement and Plan of Merger dated April 17, 1998, by and among the Company and USCA Corporation, a wholly-owned Kentucky subsidiary of the Company, and U.S. Corrections Corporation, a Kentucky corporation (previously filed as Exhibit 2.2 to the Company's Current Report on Form 8-K (Commission File no. 1-13049), filed with the Commission on April 22, 1998 and incorporated herein by reference.

2.3 Amended and Restated Agreement and Plan of Merger, dated as of September 29, 1998, by and among CCA, the Company and New Prison Realty (included as Appendix A to the Prospectus filed pursuant to Rule 424(b)(4) included in New Prison Realty's Registration Statement on Form S-4 (Commission File no. 33-65017), filed with the Commission on September 30, 1998, as declared effective on October 16, 1998 (as directed by Item 601(b)(1) of Regulation S-K, certain schedules and exhibits to this document were omitted from that filing, and the Registrant agreed to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request).

3.1 Amended and Restated Declaration of Trust of the Company (previously filed as Exhibit 3.1 to the Company's Registrant Statement on Form S-11 (Commission File no. 333-25727) Amendment no. 1, filed with the Commission on June 16, 1997) and incorporated herein by reference).

3.2 Articles Supplementary to the Company's Declaration of Trust (previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K (Commission File no. 1-13049), filed with the Commission on March 30, 1998 and incorporated herein by reference).

3.3       Amended and Restated Bylaws of the Company (previously filed as
          Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Commission File no. 333-25727) Amendment no. 1, filed with the Commission on June 16, 1997 and incorporated herein by reference).

4.1 Provision defining the rights of shareholders are found in Sections 8-10 and 15 and in Article II in the Amended and Restated Declaration of Trust and Amended and Restated Bylaws, respectively, of the Company (included as Exhibits 3.1, 3.2 and 3.3 herein).

4.2 Specimen of certificate representing the Company's Common Shares (previously filed as Exhibit 3.3 to the Company's Registration Statement on Form S-11 (Commission File no 333-25727), Amendment no. 1, filed with the Commission on June 16, 1997 and incorporated herein by reference).

4.3 Specimen of certificate representing the Company's Series A Preferred Shares (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Commission File no. 333-43935), filed with the Commission on January 27, 1998 and incorporated herein by reference.

10.1 Option Agreement between the Company and CCA with respect to the Northeast Ohio Correctional Center (previously filed as Exhibit
         10.1(a) to the Company's Registration Statement on Form S-11
         (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.2 Option Agreement between the Company and CCA with respect to the Torrance County Detention Facility (previously filed as Exhibit 10.1(b) to the Company's Registration Statement on Form S-11 (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.3 Option Agreement between the Company and CCA with respect to the Southern Colorado Correctional Facility (previously filed as Exhibit
         10.1(c) to the Company's Registration Statement on Form S-11
         (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.4     Option Agreement between the Company and CCA with respect to the North
         Fork Correctional Facility (previously filed as Exhibit 10.1(d) to the
         Company's Registration Statement on Form S-11 (Commission File no.
         333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.5 Option Agreement between the Company and CCA with respect to the Whiteville Correctional Center (previously filed as Exhibit 10.1(e) to the Company's Registration Statement on Form S-11 (Commission File no.
         333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.6 Master Agreement to Lease between the Company and CCA (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q
         (Commission File no. 1-13409), filed with the Commission on August 25,
         1997 and incorporated herein by reference).

10.7 Lease Agreement between the Company and CCA with respect to the Houston Processing Center (previously filed as Exhibit 10.7 to the
         Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.8 Lease Agreement between the Company and CCA with respect to the Laredo Processing Center (previously filed as Exhibit 10.8 to the
         Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.9 Lease Agreement between the Company and CCA with respect to the Bridgeport Pre-Parole Transfer Facility (previously filed as Exhibit
         10.9 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.10 Lease Agreement between the Company and CCA with respect to the Mineral Wells Pre-Parole Transfer Facility (previously filed as Exhibit
         10.10 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.11 Lease Agreement between the Company and CCA with respect to the West Tennessee Detention Facility (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q (Commission File no.
         1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.12 Lease Agreement between the Company and CCA with respect to the Leavenworth Detention Center (previously filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.13 Lease Agreement between the Company and CCA with respect to the Eloy Detention Center (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.14 Lease Agreement between the Company and CCA with respect to the Central Arizona Detention Center (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.15 Lease Agreement between the Company and CCA with respect to the T. Don Hutto Correctional Center (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.16 Right to Purchase Agreement between the Company and CCA (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Commission File no. 333-25727) Amendment no. 4, filed with the Commission on July 9, 1997 and incorporated herein by reference).

10.17 Trade Name Use Agreement between the Company and CCA (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.18 Lease Agreement between the Company and CCA with respect to the Northeast Ohio Correctional Facility (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (Commission File no. 1-13409), filed with the Commission on August 4, 1997 and incorporated herein by reference).

10.19 Officer and Trustee Indemnification Agreement between the Company and its trustees and officers (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.20 Employment Agreement between J. Michael Quinlan and the Company (previously filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated by reference).

10.21 Employment Agreement between D. Robert Crants, III and the Company (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.22 Employment Agreement between Michael W. Devlin and the Company (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.23 The Company's 1997 Employee Share Incentive Option Plan (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.24     The Company's Non-Employee Trustees' Share Option Plan, as amended
          (previously filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13409), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.25 Lease Agreement between the Company and CCA with respect to the Torrance County Detention Facility (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File no.
          1-13049), filed with the Commission on November 13, 1997 and incorporated herein by reference).

10.26     CCA Prison Realty Trust Employee Savings and Stock Ownership Plan
          (previously filed as Exhibit 10.2 to the Company's Quarterly Report on
          Form 10-Q (Commission File no. 1-13049), filed with the Commission on
          November 13, 1997 and incorporated herein by reference).

10.27 Lease Agreement between the Company and CCA with respect to the Cimmarron Correctional Facility (previously filed as Exhibit 10.29 to the Company's Registration Statement on Form S-11 (Commission File no.
          333-43935), filed with the Commission on January 9, 1998 and incorporated herein by reference).

10.28     Lease Agreement between the Company and CCA with respect to the Davis
          Correctional Facility (previously filed as Exhibit 10.30 to the
          Company's Registration Statement (Commission File no. 333-43935), filed with the Commission on January 9, 1998 and incorporated herein by reference).

10.29 Exercise Agreement, dated as of December 11, 1997, by and between the Company and CCA with respect to the Cimarron Correction Facility
          (previously filed as Exhibit 10(ee) to the Company's Annual Report on
          Form 10-K (Commission File no. 1-13049), filed with the Commission on
          March 30, 1998 and incorporated herein by reference).

10.30 Exercise Agreement, dated as of January 5, 1998, by and between the Company and CCA with respect to the Davis Correctional Facility
          (previously filed as Exhibit 10(ff) to the Company's Annual Report on
          Form 10-K (Commission File no. 1-13049), filed with the Commission on
          March 30, 1998 and incorporated herein by reference).

10.31     The Company's Non-Employee Trustees' Compensation Plan (Filed as
          Appendix A to the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders (Commission File no. 1-13049), filed with the Commission on March 23, 1998 and incorporated herein by reference).

10.32 REIT Management Agreement, dated as of July 21, 1997, by and between the Company and Prison Realty Management, Inc. (previously filed as
          Exhibit 10(hh) to the Company's Annual Report on Form 10-K/A
          (Commission File no. 1-13049), filed with the Commission on March 30,
          1998 and incorporated herein by reference.

10.33 Waiver, Amendment and Joinder Agreement, dated April 17, 1998, between the Company and U.S. Corrections Corporation, Subsidiaries of U.S.
          Corrections Corporation, certain financial institutions, and First
          Union National Bank (previously filed as Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q (Commission File no. 1-13049), filed with the Commission on August 14, 1998 and incorporated herein by reference).

10.34     CCA Prison Realty Trust Non-Employee Trustees' Compensation Plan
          (previously filed as Exhibit 4.3 to the Company's Registration
          Statement on Form S-8 (Commission File no. 333-58339), filed with the
          Commission on July 1, 1998 and incorporated herein by reference).

10.35 Amended and Restated Credit Agreement, dated as of July 31, 1998, by and among the Company, various Lenders, First Union National Bank, as administrative agent, Canadian Imperial Bank of Commerce, as documentation agent, and NationsBank, N.A., as syndication agent
           (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File no. 1-13049), filed with the Commission on November 17, 1998 and incorporated herein by reference).

10.36      Security Agreement entered into by the Company in favor of First
           Union National Bank of Tennessee (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q (Commission File no.
           1-13049), filed with the Commission on August 25, 1997 and incorporated herein by reference).

10.37 Agreement in Principle by and among Sodexho Alliance, S.A., CCA and the Company (previously filed as Exhibit 10.13 to New Prison Realty's
           Registration Statement on Form S-4 (Commission File no. 333-65017), filed with the Commission on September 30, 1998, as declared effective on October 16, 1998, and incorporated herein by reference).

10.38      Assignment of International Joint Venture Agreement by and between
           CCA and Sodexho S.A., dated as of December 30, 1998, by and between Sodexho, CCA, the Company, New Prison Realty, Operating Company and the Service Companies (previously filed as Exhibit 10.87 to New
           Prison Realty's Annual Report on Form 10-K (Commission File no.
           0-25245), file with the Commission on March 30, 1999 and incorporated herein by reference).

10.39      Form of Agreement in Principle by and among Baron Capital Group,
           Inc., and its affiliates, CCA, the Company and Correctional
           Management Services Corporation (previously filed as Exhibit 10.13 to New Prison Realty's Registration Statement on Form S-4 (Commission
           File no. 333-65017), filed with the Commission on September 30, 1998, as declared effective October 16, 1998, and incorporated herein by reference).

10.40 Exercise Agreement, dated as of January 5, 1998, by and between the Company and CCA with respect to the Holdenville, Oklahoma facility
           (previously filed as Exhibit 10.175 to CCA's Annual Report on Form
           10-K (Commission File no. 1-13560), filed with the Commission on March 30, 1998 and incorporated herein by reference.

10.41 Exercise Agreement, dated as of December 11, 1997, by and between the Company and CCA with respect to the Cushing, Oklahoma facility
           (previously filed as Exhibit 10.177 to CCA's Annual Report on Form
           10-K (Commission File no. 1-13560), filed with the Commission on March 30, 1998 and incorporated herein by reference.

12         Statement re: computation of ratios (included within this Annual
           Report on Form 10-K).

21*        Subsidiaries of the Company.

23*        Consent of Arthur Andersen LLP.

24         Powers of Attorney (included on signature pages hereto).

27*        Financial Data Schedule (for SEC use only).